Form 10-K
period 2005-12-31
Reef Global Energy VII, L.P.
filed 2006-04-17
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from           to

Commission file number 333-122935-02

REEF GLOBAL ENERGY VII, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3963203
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1901 N. Central Expressway Suite 300 Richardson, Texas	75080-3610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (972) 437-6792

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act) Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the Company as of June 30, 2005 was $0. As of such date, the registrant had not been formed.

As of March 10, 2006, the registrant had 18.017 units held by the managing general partner, 276.689 units of additional general partner interest and 65.636 units of limited partner interest outstanding.

Documents incorporated by reference:  None

PART I

ITEM 1.          BUSINESS.

Introduction

Reef Global Energy VII, L.P. (the Partnership) is the second in a series of Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program). The Partnership was formed in the state of Nevada on December 29, 2005. The Partnership will purchase working interests in oil and natural gas prospects and participate in the drilling of wells on those prospects. The primary purposes of the Partnership are to generate revenue from the production of oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (formerly known as Reef Oil & Gas Partners LLC) (Reef) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells located primarily onshore in the continental United States or in U.S. coastal waters in the Gulf of Mexico. However, the Partnership may acquire drilling prospects in such locations as its managing general partner deems advisable. The Partnership has not yet acquired any property interests. The Partnership intends to primarily acquire working interests in oil and natural gas prospects in which major or independent oil and gas companies also have interests. Reef believes that these acquisitions from major or independent oil and gas companies will permit the Partnership to obtain the benefits of seismic, geological and geophysical exploration and initial drilling efforts conducted by such companies. Generally the Partnership will purchase a minority non-operated working interest in the prospects it purchases. However, Reef may purchase additional interests in certain Partnership prospects that will be assigned to other partnerships in the Program as well as to private drilling partnerships managed by Reef. Should Reef purchase a large enough interest in any particular prospect to be named operator, either OREI, Inc. (formerly known as Reef Exploration, Inc.) (OREI) or Reef Exploration, L.P. (RELP), both affiliates of Reef, may serve as operator. As of the date of this Report, the Partnership has not acquired any working interests in oil and natural gas prospects.

The attainment of the Partnership’s business objectives, including the generation of revenue from Partnership operations, the distribution of cash to the partners and the provision of tax benefits, will depend upon many factors, including:

•              Reef’s ability to select productive prospects;

•              the drilling and completion of wells in an economical manner;

•              the successful management of prospects;

•              the level of oil and natural gas prices in the future;

•              the degree of governmental regulation over the production and sale of oil and natural gas;

•              the future economic conditions in the United States and throughout the world; and

•              changes in the Internal Revenue Code (the Code).

Accordingly, there can be no assurance that the Partnership will achieve its business objectives. In addition, distributions to partners will decrease over time due to the fact that oil and natural gas wells are depleting assets, and production rates will decline over the life of an individual well. Distribution levels will also be highly dependent upon oil and natural gas prices. Distributions will be partially sheltered by the percentage depletion allowance.

Acquisition and Drilling of Undeveloped Prospects

The Partnership will enter into agreements with major or independent oil and gas companies to drill and own interests in oil and natural gas prospects. To date, the Partnership has not purchased any prospects. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir.

Prospects will be evaluated utilizing data provided to Reef by either unaffiliated third parties or RELP. This data may include well logs, production records from RELP’s and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful. Partnership prospects are evaluated by petroleum engineers, geophysicists, and other technical consultants employed by or retained by Reef on the Partnership’s behalf.

The Partnership prospects will be acquired pursuant to an arrangement in which the Partnership purchases part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance. A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. At its discretion, the Partnership may acquire less than 100% of the working interest provided that costs are reduced proportionately. The Partnership’s partnership agreement (the Partnership Agreement) prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership’s working interest, in any working interest purchased by the Partnership. The Partnership will generally purchase a minority percentage of the working interest in each prospect in which it participates and be a non-operator working interest owner. Reef may, for its sole benefit, sell or otherwise dispose of prospect interests not acquired by the Partnership or may retain a working interest in the prospects and participate in the drilling and development of the prospect on the same basis as the Partnership. In such cases where Reef purchases additional interests that are either retained or sold to other partnerships managed by Reef, the total interest owned by Reef and affiliated partnerships may be large enough for either OREI or RELP to be elected operator of the prospect.

In acquiring interests in leases, the Partnership may pay such consideration and make such contractual commitments and agreements, as Reef deems fair, reasonable and appropriate. The term “lease” means any full or partial interest in:

•              undeveloped oil and gas leases;

•              oil and gas mineral rights;

•              licenses;

•              concessions;

•              contracts;

•              fee rights; or

•              other rights authorizing the owner to drill for, reduce to possession and produce oil and gas.

It is expected that a substantial portion of the leases and interests in the leases to be developed by the Partnership will be acquired directly from unaffiliated persons; however, the Partnership may also acquire leases by assignment from Reef or its affiliates. All leases that are transferred to the Partnership from Reef will be transferred at Reef’s cost, unless Reef has reason to believe that cost is materially more than the fair market value of such property, in which case the price will not exceed the fair market value of the property.

The actual number, identity and percentage of working interests or other interests in prospects to be acquired by the Partnership will depend upon, among other things, available partnership capital, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, tubular goods and services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available. Until the formation period of the Partnership is completed and the capital available to the Partnership is known, the approximate number of prospects in which the Partnership will purchase an interest in cannot be determined. The Partnership will attempt to minimize drilling risk of the partners by purchasing smaller non-operated working interests, thereby maximizing the number of prospects in which the Partnership will participate.

Consulting Agreements for Prospect Acquisitions

Reef has entered into two agreements (the CMI Agreements) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a premier screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. The first of the agreements (the New Gulf Agreement) amended certain provisions of Reef’s October 2001 agreement with CMI (the Original Agreement). The Original Agreement provided, among other things, that CMI would present a minimum of 50 prospects per year in the Gulf of Mexico region to Reef, and that Reef would have the option to purchase up to 12.5% of the interest made available to CMI in any Gulf of Mexico exploration project or developmental project made available to Reef for purchase. Under the New Gulf Agreement, CMI continued to present Reef with a minimum of 50 Gulf of Mexico prospects per year, which Reef was under no obligation to purchase. Reef paid CMI $300,000 per year (the CMI Gulf Fee) for the geological and geophysical services provided by CMI under the New Gulf Agreement, which was a $75,000 reduction in the CMI fee charged under the Original Agreement. The New Gulf Agreement amended the Original Agreement for the period between January 31, 2004 and January 31, 2006, by reducing Reef’s participation interest in Gulf of Mexico exploration projects from 12.5% to 7.5%. Reef has allowed this agreement to expire effective January 31, 2006.

In consideration of the reduction from a 12.5% to a 7.5% interest in CMI generated Gulf of Mexico exploration projects, Reef and CMI agreed to enter into a new screening program for prospects in the North Sea region pursuant to a second agreement (the North Sea Agreement). Pursuant to the terms of the North Sea Agreement, for the period between December 1, 2003 and November 30, 2006, Reef may acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that are identified and initially reviewed by CMI during the term of the North Sea Agreement. Reef will pay CMI a fee of $75,000 per year, or a total of $225,000 over the three-year term (the CMI North Sea Fee and together with the CMI Gulf Fee, the Challenger Fees) under the North Sea Agreement. CMI is not obligated to present Reef with a specific number of prospects under the North Sea Agreement, and under certain circumstances further described in the North Sea Agreement, Reef may be excluded from participation in certain prospects.

Reef has also entered into an agreement with Access Exploration Corp. (AEC) for the period from October 1, 2004 thru October 2, 2007. Under terms of the agreement, Reef will have the option to participate for up to 10% of the interest made available to AEC in any Gulf of Mexico developmental project screened by AEC, and to participate for up to 12.5% of the interest made available to AEC in any Gulf of Mexico exploration project screened by AEC. There is no minimum number of prospects which AEC is required to screen and present to Reef for participation. As part of this agreement, AEC will make available to Reef 5% of the interest made available to AEC in all projects outside the Gulf of Mexico. Reef will pay AEC the sum of $100,000 per year during the three year term of this agreement for the services rendered by AEC.

Reef may enter into additional agreements with other third party consultants to screen exploration and development projects in areas where such consultants have expertise in an effort to provide the Partnership with access to the highest quality prospects, thereby reducing overall risk to the Partnership.

Projects approved for acquisition by Reef under these agreements will be assigned to this Partnership as well as other limited partnerships formed as part of the Program. Initially, each Partnership formed as a part of the program will reimburse Reef a portion of the actual consulting fees paid on an estimated basis. Upon the completion of the Program’s offering in 2007, the actual consulting fees paid during the period by Reef will be allocated to each partnership formed based upon total capital contributions, and each partnership formed will either receive an additional assessment or refund of fees. Under no circumstances will the partnerships reimburse any amount in excess of the actual fees paid by Reef and affiliates as consulting fees under these and any future agreements entered into during the term of the Program.

Drilling and Completion Phase of Operations

The Partnership will generally own less than a 50% working interest in the prospects it purchases, and it is probable that the majority owner of the prospects will select the operator for the wells drilled on such prospects. Reef will monitor the operator’s performance and activity, will represent the Partnership in decision making with regard to the Partnership’s prospects, and otherwise represent the Partnership with regard to the activities of the Partnership. When either OREI or RELP, each an affiliate of Reef, serves as operator of a prospect, it will receive operator fees at the competitive rate in the area where the prospect is located during the drilling and production phase of operations. Typically, these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. When either OREI or RELP does serve as operator on any Partnership wells, it does so pursuant to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

Where the duties of operator are held by OREI or RELP, drilling is contracted to an independent third party and the costs of the wells to the Partnership are determined by the actual third party costs, plus OREI’s or RELP’s monthly charges for supervision, engineering, geology, accounting and other services for the area where the well is located. Under no circumstances will RELP, OREI, Reef as managing general partner, or any other affiliate act as contractor or subcontractor in connection with the drilling of any Partnership well.

The Partnership normally pays drilling and completion costs as incurred. The Partnership is permitted to make advance payments where necessary to secure the tax benefits of prepaid intangible drilling costs and where there is a valid business reason. In order to comply with conditions to secure the tax benefits of prepaid intangible drilling costs, the operator may not refund any portion of amounts paid in the event actual costs are less than amounts paid, but may apply any such amounts solely for payment of additional drilling services to the Partnership. A well that fails to result in the discovery of oil or natural gas, or that is determined to be unable to produce oil or natural gas in commercial quantities will be plugged and abandoned in accordance with applicable regulations.

Production Phase of Operations

Production operations commence when a Partnership well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, including any required gathering and sales lines.

The Partnership intends to sell oil and/or natural gas production from its wells to refineries, foreign governmental agencies, entities controlled by foreign governments, industrial users, gas brokers, interstate pipelines or local utilities. In many cases the Partnership will elect to sell its production under marketing arrangements entered into by the operator of the well. Due to rapidly changing market conditions and normal contracting procedures, final terms and contracts will not be completed until after the wells have been drilled.

The Partnership will attempt to sell the oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices. Domestic sales of oil will be at market prices. Certain international sales may, however, be at prices determined by foreign governments or by entities controlled by foreign governments. Generally, purchase contracts for the sale of oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a term of a number of years and may require the dedication of the gas from a well for the life of its reserves. The Partnership will sell natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC). International gas sales, like international oil sales, may be at prices determined by foreign governments or entities controlled by foreign governments.

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership does not expect to engage in commodity futures trading or hedging activities, or to enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations. See “Item 7A. — Quantitative and Qualitative Disclosures About Market Risk.”

The Partnership’s share of production revenue from a given well is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs. These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations. The Partnership will deduct operating expenses from the production revenue for the corresponding period.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by OREI. Such insurance, however, may not be sufficient to cover all liabilities. Each unit held by the additional general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of an additional general partner’s initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors. In the exercise of Reef ‘s fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production. Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership’s capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

Reef will notify all additional general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage. Within this 30-day period and otherwise after the expiration of one year following the closing of the offering of this Partnership, additional general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert. Additional general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership. At any time during this 30-day period, upon receipt of the required written notice from the additional general partner of his intent to convert, Reef will amend the Partnership Agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage. This amendment to the Partnership Agreement will effectuate the conversion of the interest of the former additional general partner to that of a limited partner. Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes. However, even after an election of conversion, an additional general partner will continue to have unlimited liability regarding partnership activities while he was an additional general partner.

Competition

There are thousands of oil and natural gas companies in the United States. Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas. Reef expects the Partnership to encounter strong competition at every phase of business. The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%. As a result of deregulation of the natural gas industry by Congress and FERC, natural gas prices are generally determined by competitive forces. Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive forces.

There is competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect the ability of the Partnership to acquire leases suitable for development by the Partnership and to expeditiously develop such leases once they are acquired.

Markets

The marketing of any oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted. These factors include:

•              the amount of crude oil and natural gas imports;

•              the availability, proximity and cost of adequate pipeline and other transportation facilities;

•              the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind power;

•              the effect of United States and state regulation of production, refining, transportation and sales;

•              the laws of foreign jurisdictions and the laws and regulations affecting foreign markets;

•              other matters affecting the availability of a ready market, such as fluctuating supply and demand; and

•              general economic conditions in the United States and around the world.

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years. The North American Free Trade Agreement eliminated trade and investment barriers in the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production. New pipeline projects recently approved by, or presently pending before, FERC as well as nondiscriminatory access requirements could further substantially increase the availability of gas imports to certain U.S. markets. Such imports could have an adverse effect on both the price and volume of gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of reducing the global supply of crude oil and maintaining or increasing certain price levels. Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

In several initiatives, FERC has required pipelines to develop electronic communication and to provide standardized access via the internet to information concerning capacity and prices on a nationwide basis, so as to create a national market. Parallel developments toward an electronic marketplace for electric power, mandated by FERC, are serving to create multi-national markets for energy products generally. These systems will allow rapid consummation of natural gas transactions. Although this system may initially lower prices due to increased competition, it is anticipated to expand natural gas markets and to improve their reliability.

Regulation

The Partnership’s operations will be affected from time to time in varying degrees by domestic and foreign political developments, federal and state laws and regulations and the laws of other countries where some of the prospects may be located.

Production. In most areas of operations within the United States the production of oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and natural gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or limit the number of days in a given month during which a well can produce.

Environmental. The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that in turn may necessitate significant capital outlays that would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

Natural Gas Transportation and Pricing. FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of gas. Such deregulated gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. Reef anticipates that all of the gas produced by the Partnership’s wells will be considered price-decontrolled gas and that the Partnership’s gas will be sold at fair market value.

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and natural gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations.

Foreign Regulation. Reef relies heavily on local experts and personnel, including attorneys and accountants, for advice and assistance in complying with the laws and regulations of foreign jurisdictions when prospects are located in such jurisdictions.

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through December 31, 2005, OREI employed a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to RELP, where they will continue to administer all of the Partnership’s operations. RELP is a new affiliate of Reef formed on December 20, 2005.The Partnership reimburses OREI and RELP for direct and administrative services at cost. See “Item 11 – Executive Compensation.”

ITEM 1A.               RISK FACTORS

Oil and gas drilling is a speculative activity involving numerous risks and substantial and uncertain costs which could adversely affect the Partnership.

Drilling for oil and natural gas involves numerous risks, including the risk that no commercially productive oil and/or natural gas reserves will be discovered. There can be no assurance that wells drilled by the Partnership will be productive or recover all or any portion of the investment in such wells. Drilling and completion costs are substantial and uncertain, and drilling operations may be curtailed, delayed, or cancelled due to a variety of factors beyond our control, including shortages or delays in the availability of drilling rigs and crews, unexpected drilling conditions, title problems, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, and compliance with environmental and other governmental regulations. Our drilling activities may not be successful and, if unsuccessful, will have an adverse effect on the Partnership’s results of operations and cash flow available for distribution to the partners. Unexpected costs incurred in the drilling of certain wells may limit the total number of wells the Partnership is able to drill with the capital raised by the Partnership, thus increasing the overall risk of the Partnership’s drilling program.

Oil and natural gas prices are volatile.

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current world geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•              the level of consumer demand for oil and natural gas;

•              the domestic and foreign supply of oil and natural gas;

•              the ability of the members of  OPEC to agree to and maintain oil price and production controls;

•              the price of foreign oil and natural gas;

•              domestic government regulations and taxes;

•              the price and availability of alternative fuel sources;

•              weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;

•              market uncertainty;

•              political conditions in oil and natural gas producing regions, including the Middle East; and

•              worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, oil and natural gas prices do not necessarily move in tandem. Declines in oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, oil and gas reserves, and the carrying value of the Partnership’s oil and natural gas properties.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of oil and natural gas, currently does not expect to engage in such activities. Accordingly, the Partnership will be at risk for the volatility in oil and natural gas prices, and the level of commodity prices will have a significant impact upon the partnership’s results of operations.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and natural gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks incident to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the additional general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

We cannot control activities on non-operated properties.

The Partnership will purchase a minority non-operated working interest in most prospects it purchases. While Reef may purchase a majority of the property interests in certain Partnership prospects and, therefore, have OREI or RELP, both affiliates of Reef, serve as operator, we expect that the majority of prospects will have a third party operator. As a result, the Partnership will have limited ability to exercise influence over and control the risks associated with operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•              timing and amount of capital expenditures;

•              expertise and financial resources;

•              inclusion of other participants in drilling wells; and

•              use of technology.

In addition, the Partnership could be held liable for the joint interest obligations of other working interest owners, such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. Full development of prospects may be jeopardized in the event other working interest owners cannot pay their share of drilling and completion costs.

High demand for drilling contractors, field services and equipment, and the ability of suppliers to meet demand may limit our ability to drill and produce our oil and natural gas properties.

Due to current industry demands, drilling contractors, well service providers and related equipment and personnel are in short supply. This is causing escalating prices, delays in drilling and other exploration activities, and the possibility of poor services coupled with potential damage to downhole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services, and add costs for damages due to any accidents sustained from overuse of equipment and inexperienced personnel.

We face strong competition from larger oil and natural gas companies.

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the acquisition of prospects for drilling and requisition of drilling and service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, evaluate and select suitable prospects, obtain drilling and service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for prospects and competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, on a timely basis or on more favorable terms.

Oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Upon the successful drilling of Partnership oil and gas wells, Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

If the Partnership acquires prospects outside the United States, it will be subject to certain risks of international operations.

The Partnership may acquire interests in oil and natural gas prospects located outside the United States. If the Partnership were to acquire prospects outside of the United States, it will be subject to risks generally associated with conducting business in foreign countries, such as:

•              foreign laws and regulations that may be materially different from those of the United States;

•              changes in applicable laws and regulations;

•              challenges to or failure of title;

•              labor and political unrest;

•              foreign currency fluctuation;

•              changes in foreign economic and political conditions;

•              export and import restrictions;

•              tariffs, customs, duties and other trade barriers;

•              difficulties in staffing and managing foreign operations;

•              longer time periods in collecting revenues;

•              difficulties in collecting accounts receivable and enforcing agreements;

•              possible loss of properties due to nationalization or expropriation; and

•              limitations on repatriation of income or capital.

In addition, in the event of a dispute, the Partnership may be subject to the exclusive jurisdiction of foreign courts and agencies, or may not be successful in obtaining jurisdiction over foreign persons in state or federal courts in the United States. The Partnership also may be hindered or prevented from enforcing its rights against foreign governments and their agencies because international law may grant foreign governments and their agencies immunity from our courts or prohibit the Partnership from bringing suit in their courts.

Reef and its affiliates have sponsored ventures in the past that have produced dry holes and abandoned wells.

Reef Global Energy Ventures II is the second public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy VII, L.P. is the second in a series limited partnerships offered under that Program. Reef and its affiliate, OREI, have sponsored 58 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) two others were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves. We refer to the programs described in clauses (i) and (ii) of the preceding sentence as “income fund” ventures and to the programs described in (iii) as “income and development fund” ventures. We have also sponsored 47 drilling ventures since 1996. Together, these ventures have drilled 86 wells (73 by drilling ventures and 13 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 36 were exploratory wells and 50 were developmental. Thirty-two of these wells were dry holes, and three wells were completed but were non-commercial. Of the 51 wells that were commercial, 31 are still owned by Reef or its affiliates’ ventures and producing, four are awaiting connection to the pipeline, seven have been plugged and abandoned, and five have been sold. Four wells are currently shut-in for evaluation. Using this data, approximately 59.3% of the wells drilled by these ventures were completed as commercially producing and 40.7% were dry holes (including the three wells that were completed but failed to become commercial producers). Approximately 8.1% of the wells drilled by our ventures were subsequently abandoned.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

The Partnership intends to utilize substantially all available capital for the drilling and completion of wells and acquisition of prospects. The Partnership only has nominal funds available for partnership purposes until there are revenues from Partnership operations. The Partnership Agreement permits the Partnership to borrow money only after drilling has been completed and all additional general partnership interests have been converted into limited partnership interests. Any future requirement for additional funding will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding. Reef is prohibited under the Partnership Agreement from loaning money to the Partnership, and Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

Other partnerships Reef sponsors will compete with the Partnership for prospects, equipment, contractors, and personnel.

Reef plans to offer interests in other partnerships to be formed for substantially the same purposes as those of the Partnership. Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed in future oil and gas programs sponsored by Reef, may exist at the same time. Due to competition among the partnerships for suitable prospects and availability of equipment, contractors, and Reef’s personnel, the fact that partnerships previously organized by Reef and its affiliates may still be purchasing prospects when the Partnership is attempting to purchase prospects may make the completion of prospect acquisition activities by the Partnership more difficult.

The Partnership Agreement limits Reef’s liability to each partner and the Partnership and requires the Partnership to indemnify Reef against certain losses.

Reef will have no liability to the Partnership or to any partner for any loss suffered by the Partnership, and will be indemnified by the Partnership against loss sustained by it in connection with the Partnership if:

•              Reef determines in good faith that its action was in the best interest of the Partnership;

•              Reef was acting on behalf of or performing services for the Partnership; and

•              Reef’s actions did not constitute negligence or misconduct.

Drilling exploratory wells is riskier than drilling developmental wells.

Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells. Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production.

The Partnership may be required to pay delay rentals to hold properties, which may deplete Partnership capital.

Oil and gas leases generally require that the property must be drilled upon by a certain date or additional funds known as delay rentals must be paid to keep the lease in effect. Delay rentals typically must be paid within a year of the entry into the lease if no production or drilling activity has commenced. If delay rentals become due on any property the Partnership acquires, the Partnership will have to pay its share of such delay rentals or lose its lease on the property. These delay rentals could equal or exceed the cost of the property. Further, payment of these delay rentals could seriously deplete the Partnership’s capital available to fund drilling activities when they do commence.

The Partnership may incur liability for liens against its subcontractors.

Although Reef will try to determine the financial condition of nonaffiliated subcontractors, if subcontractors fail to timely pay for materials and services, the properties of the Partnership could be subject to materialmen’s and workmen’s liens. In that event, the Partnership could incur excess costs in discharging such liens.

Shut-in wells and delays in production may adversely affect Partnership operations.

Production from wells drilled in areas remote from marketing facilities may be delayed until sufficient reserves are established to justify construction of necessary pipelines and production facilities. In addition, production from wells may be reduced or delayed due to seasonal marketing demands. Wells drilled for the Partnership may have access to only one potential market. Local conditions, including closing businesses, conservation, shifting population, pipeline maximum operating pressure constraints, and development of local oversupply or deliverability problems could halt sales from Partnership wells.

The production and producing life of Partnership wells is uncertain.

Production will decline. It is not possible to predict the life and production of any well. The actual lives could differ from those anticipated. Sufficient oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and natural gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

Extreme weather conditions may adversely affect drilling operations and distributions.

The Partnership may conduct drilling operations in the Gulf of Mexico region of Louisiana and Texas. This region is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados,

Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s drilling operations or distribution of revenues, if any.

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward-looking statements made in this Report. Specifically, the following statements are forward-looking:

•                                          statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to co-invest with major independent oil companies and its intent to diversify the Partnership’s investments;

•                                          statements estimating any number or specific type or size of prospects the Partnership may acquire or size of the interest the Partnership may acquire in such prospects;

•                                          statements regarding the state of the oil and gas industry and the opportunity to profit within the oil and gas industry, competition, pricing, level of production, or the regulations that may affect the Partnership;

•                                          statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur and people and services the Partnership may employ;

•                                          any statements using the words “anticipate,” “believe,” “estimate,” “expect” and similar such phrases or words; and

•                                          any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed above in the section captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct. Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements. All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

None

ITEM 2.                  PROPERTIES.

Drilling Activities and Productive Wells

The primary focus of the Partnership’s operations will be onshore in Texas and Louisiana and offshore in U.S. coastal waters of the Gulf of Mexico. However, there are no restrictions regarding project locations. Upon completion of drilling, a well will be considered “productive” if it is capable of producing oil and/or natural gas in commercial quantities.

The formation period of the Partnership will continue until April 30, 2006. The Partnership has not yet selected any prospects for inclusion in the Partnership. The actual number, identity and percentage of working interests or other interests in prospects to be acquired by the Partnership will depend upon, among other things, available partnership capital.

Title to Properties

The Partnership’s interests in producing and non-producing acreage will be in the form of assigned direct interests in leases held by the Partnership or by Reef on behalf of the Partnership. Such properties will be subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens. The Partnership believes that none of these burdens will materially interfere with the use of such properties in the operation of the Partnership’s business and that it will obtain satisfactory title to all of its leases. Title will be held by the Partnership or by Reef on behalf of the Partnership.

ITEM 3.	LEGAL PROCEEDINGS.

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

At December 31, 2005, the Partnership had one managing general partner, 13 limited partners, and 56 additional general partners. Reef holds a total of 3.560 general partner units and the general and limited investor partners hold 52.700 general partner units and 14.932 limited partner units. No established trading market exists for the units. Sales of Partnership units will close on April 30, 2006.

Limited and additional general partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership in the sixth through tenth years after the Partnership closes unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, however, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships sponsored as a part of the Reef Global Energy Ventures II Program. The Partnership did not repurchase any units in 2005.

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program on July 8, 2005. On November 15, 2005, Reef filed a prospectus supplement describing the Partnership and commenced the offering of units in the Partnership. All sales of Partnership units are made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on December 29, 2005. The Partnership is offering a maximum of 240 units of limited partner interest and 960 units of additional general partner interest (for a total price of $30,000,000). Sales of Partnership units to investor partners will continue until April 30, 2006.

As of December 31, 2005, the Partnership has sold 67.632 units to investor partners, consisting of 14.932 units of limited partner interest and 52.700 units of additional general partner interest. Reef purchased 3.560 general partner units at December 31, 2005, equaling 5.00% of the total Partnership units sold. Units purchased by Reef were paid for during the first quarter of 2006. Total offering proceeds were $1,766,451.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $253,621 as of December 31, 2005. The Partnership had not expended funds any funds on oil and gas operations as of December 31, 2005.

Sales of Partnership units will continue until April 30, 2006. As of March 10, 2006, the Partnership has one managing general partner, 70 limited partners, and 289 additional general partners. The Partnership has sold 342.325 units to investor partners, consisting of 65.636 units of limited partner interest and 276.689 units of additional general partner interest. Reef is obligated to purchase an additional 14.457 general partner units for a total of 18.017 units, representing 5% of the units sold through that date. As of March 10, 2006 the total offering proceeds were $8,940,996, and the management fee totaled $1,283,720, leaving net proceeds from capital contributions of $7,657,276 available for oil & gas operations.

The Partnership intends to utilize all available Partnership capital raised through the closing date of April 30, 2006 for oil and gas activities during 2006 and 2007.

ITEM 6.          SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from the audited financial statements of the Partnership.

Period from Inception (December 29, 2005) to December 31, 2005

Oil and gas sales income	$—
Interest income	1,212
Costs and expenses	50,475
Partnership net loss	(49,263)

Allocation of net loss:
Managing general partner units	(73)
General partner units	(38,450)
Limited partner units	(10,740)
Net loss per managing partner unit	(20.58)
Net loss per general partner unit	(729.60)
Net loss per limited partner unit	(719.23)

Total assets	1,594,304
Distributions to Managing General Partner	—
Distributions to Investor Partners	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at December 31, 2005 and recognized no property impairment.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, is prepared by a petroleum engineer employed by RELP utilizing the period end prices and costs as promulgated by the Securities and Exchange Commission (SEC). Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves. The Partnership utilizes a petroleum engineer employed by RELP to prepare an estimate of proved reserves, utilizing the period end prices and costs as promulgated by the SEC, which is used to determine depreciation, depletion and amortization for financial statement purposes. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered. Depreciation, depletion and amortization expense is computed using the units-of-production method based upon this estimate of proved reserves. The Partnership has no oil and gas properties at December 31, 2005 and therefore has no depreciation, depletion, and amortization expense for the period from inception (December 29, 2005) to December 31, 2005.

The Partnership will follow Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. The Partnership has no oil and gas properties at December 31, 2005 and therefore recognized no asset retirement obligation for the period from inception (December 29, 2005) to December 31, 2005.

For a discussion of risk factors that could impact the Partnership’s financial results, please see Item IA of this Report on Form 10-K.

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations.

The Partnership is still in formation at December 31, 2005 and has not identified or purchased any interest in any prospects at that date. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. OREI, an affiliate of the managing general partner, has expertise and has served as a well operator primarily in Texas and Louisiana since its inception in 1987. It is expected that during 2006, RELP, an affiliate of the managing general partner formed in December 2005, will assume the duties of operator for prospects purchased by this Partnership.

Many of the projects to be acquired in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership will focus more heavily on natural gas than oil prospects, due to its belief that costs of production are generally lower for natural gas and that the price of natural gas is less influenced than the price of oil by foreign factors such as OPEC production quotas. In addition, the areas in which the Partnership will focus its drilling have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production.

The Partnership is actively seeking participation in prospects and projects reviewed and developed by both AEC and other independent and major oil and gas industry participants. Such participation will allow the Partnership to benefit from the expertise of these entities and increase the diversity and therefore lessen the overall drilling risk to the investors.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership purchases an interest be determined to warrant additional development activity, the Partnership may borrow up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Borrowings in excess of 25% of the Partnership’s aggregate capital contributions require approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk.”

Liquidity and Capital Resources

The Partnership will be funded with capital contributions from investor partners and the managing general partner. The managing general partner will purchase a minimum of 5% of total partnership units. Units are being offered for sale through April 30, 2006. At December 31, 2005, capital contributions total $1,766,451. Reef has purchased 3.560 units for $75,641 and investor partners have purchased 52.700 general partner units for $1,317,500 and 14.932 limited partner units for $373,310. Syndication and organization costs totaled $253,621. The Partnership was formed on December 29, 2005 and the last partner will be admitted to the Partnership on April 30, 2006.

The Partnership had working capital of $1,513,566 at December 31, 2005, which includes interest income earned on funds during and subsequent to escrow.

Including sales of units to investors through March 10, 2006, and including the required purchase of 5% of total units by the managing general partner, the Partnership has total capital contributions of $8,940,996 and management fees totaling $1,283,720, leaving $7,657,276 of net capital available for Partnership activities.

The Partnership expects to utilize the available capital contributions for lease acquisition and drilling activities during 2006 and 2007. The Partnership expects to purchase non-operated working interests in exploratory and development drilling prospects. The number of prospects to which the Partnership will commit funds cannot be determined until after the Partnership closes to investors on April 30, 2006. The Partnership had not committed monies to any prospect as of December 31, 2005, and has not committed monies to any prospect as of the date of this report.  Drilling activities will be conducted solely with the working capital available as of April 30, 2006. The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations, and the Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from issuing additional partner assessments.

Results of Operations

Because the Partnership was formed on December 29, 2005, there is no comparable information for the period ended December 31, 2004.

Period from Inception (December 29, 2005) thru December 31, 2005

The Partnership began operations in December 2005. The net loss of $49,263 shown in the financial statements represents a charge of $50,000 for organization expenses and $475 for other general and administrative expenses, partially offset by interest income earned by funds.

As of the date of this report, the Partnership has not committed funds to any prospect purchases.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements at December 31, 2005.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the aggregate capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Borrowings are not allowed during the initial drilling phase of the Partnership, but only for additional development drilling and facilities costs on Partnership prospects already drilled. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risks. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Partnership’s financial statements and supplementary data are set forth in a separate section to this Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. At December 31, 2005, Reef’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There have been no significant changes in Reef’s internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Partnership has no directors or executive officers; it is managed by Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	48	Manager of Reef Oil & Gas Partners, GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	58	Chief Operating Officer of RELP
H. Walt Dunagin	48	Executive Vice President—Land Manager of RELP
Laura S. Klein	46	Drilling Engineering Manager of RELP
John M. Dees	52	Vice President—Operations and Engineering of RELP
Daniel C. Sibley	54	Chief Financial Officer of Reef and RELP
David M. Tierney	53	Controller—Reef Global Energy Ventures

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served as the Chief Executive Officer of RELP since January 2, 2006 and has served in the same position with its predecessor entity, OREI, since 1987. Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company. Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

Kellam Colquitt joined RELP as Chief Operating officer on February 14, 2006. Mr. Colquitt has over thirty-five years of experience in the oil and gas industry. He is a 1971 graduate of Texas A&M University with a degree in geology. Prior to joining RELP, Mr. Colquitt served as Vice President-Exploration of Vintage Petroleum, Inc. in Tulsa Oklahoma from 2001-2006. He also served as the General Manager-Exploration of Vintage Petroleum, Inc. from 2000-2001. Prior to that, Mr. Colquitt was employed from 1995-2000, first as Vice President-International Exploration Western Hemisphere and later as Vice President-U.S. Operations for Ranger Oil Limited. He is a member of the American Association of Petroleum Geologists, the Houston Petroleum Club, the Tulsa Geological Society, and the Houston Geological Society.

H. Walt Dunagin is Executive Vice President—Land Manager of RELP. He has held this position with RELP since January 2, 2006 and has served in the same position with its predecessor entity, OREI, since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A. Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining OREI, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He has been a Certified Professional Landman since 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

Laura S. Klein is Drilling Engineering Manager of RELP. She has held this position with RELP since January 2, 2006 and has served in the same position with its predecessor entity, OREI, since 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor’s degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 25 years of experience as a drilling/completion engineer and as a worldwide rig operations supervisor. From 1996 until joining OREI, she held the position of Senior Staff Drilling Engineer with Mobil’s International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil’s worldwide drilling organization. Ms. Klein’s professional affiliations include the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Society of Training and Development.

John M. Dees, PE is Vice President-Operations and Engineering of RELP. From 1994 to 2004, Mr. Dees served as a petroleum engineering consultant with Dees Well Completions. Mr. Dees has over 30 years of industry experience. Mr. Dees has conducted well completion engineering and production operations for RELP since January 2, 2006, and has been with RELP’s predecessor entity, OREI, since 2003, when he joined it in a consulting capacity. He holds a Bachelor of Science degree in Chemistry from Southwestern Oklahoma State University and a Masters in Petroleum Engineering from the University of Oklahoma. Prior to consulting for Reef, Mr. Dees worked for Halliburton Services in fracturing fluids, fracturing research engineering, and field operations engineering, as well as for numerous oil and gas companies, including Getty Oil, Sun E&P, and Oryx Energy. Mr. Dees has published several peer-reviewed technical papers and was the inventor of several U.S. and international patents on extreme overbalancing perforating stimulation and resin formation sand control. Mr. Dees is a member of the American Chemical Society and the Society of Petroleum Engineers.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2, 2006 and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a CPA tax accountant with Grant Thornton from 1977 to 1980. From 1980 to 1998, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2, 2006 and has been with its predecessor entity, OREI, since March 2001. Mr. Tierney is the Controller of the Reef Global Energy Ventures partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration (MBA) from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics. Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil and Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

ITEM 11.       EXECUTIVE COMPENSATION.

The following table summarizes the items of compensation to be received by Reef as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest

Managing General Partner	Management fee	15% of subscriptions

Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost

Affiliate of the Managing General Partner	Operator’s per-well charges	Competitive prices

Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs. Reef has purchased 5.00% of the Partnership’s units outstanding at December 31, 2005, and expects to purchase 5.00% of total Partnership’s units (the minimum % of units required to be purchased) as of April 30, 2006, when the offering of Partnership unit closes to investors. Reef receives a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs for a total of an 11% interest. This 11% interest is not represented by partnership units. Reef has a total interest in the Partnership of 15.45%.

Reef will receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially receives an amount not to exceed 13.5% to cover actual sales commissions and actual organization and syndication costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. At December 31, 2005, the management fee totaled $253,621. Of this amount, $173,358 has been paid to Reef to cover actual sales commissions and organization and syndication costs, and $80,263 has been accrued as an account payable to be paid to Reef from net cash flow of the Partnership. The Partnership recorded $206,621 of this amount as syndication costs, and $50,000 as organization costs.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. There were no reimbursable costs incurred by Reef for the period ending December 31, 2005.

Operators fees will be payable only if one of Reef’s affiliates serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well. At December 31, 2005, the Partnership had no oil and gas property, and therefore had paid no operator fees.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as of December 31, 2005 concerning all persons known by Reef to own beneficially more than 5% of the Partnership’s units. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the shares beneficially owned.

Reef has calculated the percentages of units beneficially owned based upon 71.192 Partnership units outstanding at December 31, 2005.

	Units beneficially owned
Person or group	Number	Percent
Reef Oil & Gas Partners, L.P. (1)	3.56	5.00%
Charles W. Knight (2)	4.00	5.62%

(1)   Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

(2)   Charles W. Knight’s address is 1350 Ala Moana Blvd. Apt #1208, Honolulu, Hawaii 96814

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reef is the managing general partner of the Partnership. Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See Item 11. – Executive Compensation.

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Partnership was formed on December 29, 2005. The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

2005
Audit fees	$30,000
Tax compliance fees	$2,500

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheet

Statement of Operations

Statement of Partnership Equity

Statement of Cash Flows

Notes to Financial Statements

2. Financial Statement Schedules

None

3. Exhibits.

A list of the exhibits filed or furnished with this report on Form 10-K (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index in this report. Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 17, 2006	REEF GLOBAL ENERGY VII, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

		By:	/s/ Michael J. Mauceli
Michael J. Mauceli

Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL J. MAUCELI	Manager and Member of the general partner of Reef
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)	April 17, 2006

/s/ DANIEL C. SIBLEY	Chief Financial Officer (Principal Financial Officer
Daniel C. Sibley	and Principal Accounting Officer)	April 17, 2006

Financial Statements

Reef Global Energy VII, L.P.

For the Period from Inception (December 29, 2005) to December 31, 2005

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VII, L.P.

We have audited the accompanying balance sheet of Reef Global Energy VII, L.P. as of December 31, 2005, and the related statements of operations, partnership equity, and cash flows for the period from inception (December 29, 2005) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2005, and the results of its operations and its cash flows for the period from inception (December 29, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas

March 10, 2006

Reef Global Energy VII, L.P.

Balance Sheet

December 31,	2005

Assets

Current assets:
Cash and cash equivalents	$1,517,486
Accounts receivable from affiliates	75,641
Accrued interest receivable	1,177
Total current assets	1,594,304

Total assets	$1,594,304

Liabilities and Partners’ Equity

Current liabilities:
Accounts payable	$475
Accounts payable to affiliates	80,263
Total current liabilities	80,738

Partners’ Equity
General partners	1,120,386
Limited partners	317,612
Managing general partner	75,568
Partners’ equity	1,513,566

Total liabilities and partners’ equity	$1,594,304

See accompanying notes to financial statements.

2

Reef Global Energy VII, L.P.

Statement of Operations

Period from Inception (December 29, 2005) to December 31,	2005

Interest income	$1,212

Costs and expenses:
Organization expenses	50,000
General and administrative expenses	475
Total costs and expenses	50,475

Net loss	$(49,263)

Net loss per general partner unit	$(729.60)
Net loss per limited partner unit	$(719.23)
Net loss per managing general partner unit	$(20.58)

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statement of Partnership Equity

For the Period from Inception (December 29, 2005)

To December 31, 2005

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partner contributions, net of syndication costs	52.700	$1,158,836	14.932	$328,352	3.560	$75,641	71.192	$1,562,829
Net loss	—	(38,450)	—	(10,740)	—	(73)	—	(49,263)
Balance at December 31, 2005	52.700	$1,120,386	14.932	$317,612	3.560	$75,568	71.192	$1,513,566

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statement of Cash Flows

Period from Inception (December 29, 2005) to December 31,	2005

Operating Activities
Net loss	$(49,263)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(1,177)
Accounts payable	475
Accounts payable to affiliates	80,263
Net cash provided by operating activities	30,298

Financing Activities
Partner capital contributions	1,690,809
Syndication costs	(203,621)
Net cash provided by financing activities	1,487,188

Net increase in cash and cash equivalents	1,517,486
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$1,517,486

Non-cash financing transactions:
Partner capital contributions included in receivables from affiliates	$75,641

See accompanying notes to financial statements.

1. Organization and Basis of Presentation

Reef Global Energy VII, L.P. (the Partnership) is the second in a series of Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on July 7, 2005. In order to be formed, each partnership is required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. Each partnership to be formed as a part of the Program will offer a minimum of 1,000 and a maximum of 2,000 units for sale. The Program is authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 through July 7, 2007. Reef Global Energy VII, L.P. is offering up to 1,200 units for sale ($30,000,000), consisting of up to 240 limited partner units and up to 960 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Program filed a prospectus supplement with the SEC on November 15, 2005 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on December 29, 2005. The Partnership is continuing to offer units for sale to investors through April 30, 2006.

The Partnership is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The Partnership will acquire working interests in exploratory and developmental drilling prospects and drill oil and gas wells located primarily onshore in the continental United States and in U.S. coastal waters in the Gulf of Mexico. The Partnership will generally purchase less than a majority interest in the properties acquired and be a non-operator working interest owner. The Partnership has not purchased any interests in oil and gas properties as of December 31, 2005. The Partnership expects to purchase property interests during 2006 and conduct drilling operations on prospects purchased during 2006 and 2007.

During the year following completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

Item:	Managing General Partner	Investor Partners
Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Organization costs	0%	100.00%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

The managing general partner was not allocated any portion of the interest income during the period from inception (December 29, 2005) to December 31, 2005, as its capital contribution was not received as of December 31, 2005.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership does not expect to engage in commodity futures trading or hedging activities and has not entered into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices is expected to have a significant impact on the Partnership’s results of operations.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $203,621 as of December 31, 2005, are recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at December 31, 2005 and recognized no property impairment.

Restoration, Removal, and Environmental Liabilities

The Partnership is subject to extensive Federal, state and local environmental laws and regulations. These laws regulate the discharge of materials into the environment and may require the Partnership to remove or mitigate the environmental effects of the disposal or release of petroleum substances at various sites. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed.

Liabilities for expenditures of a non-capital nature are recorded when environmental assessments and/or remediation is probable, and the costs can be reasonably estimated. Such liabilities are generally undiscounted values unless the timing of cash payments for the liability or component is fixed or reliably determinable.

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of December 31, 2005 the Partnership had no productive long-lived assets and therefore had no asset retirement obligation.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

3. Transactions with Affiliates

The Partnership has no employees. OREI, Inc. (formerly known as Reef Exploration, Inc.), (OREI), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses OREI for direct and administrative services at cost. During the period from inception (December 29, 2005) to December 31, 2005, the Partnership incurred no technical services and administrative costs.

The Partnership has a receivable from Reef at December 31, 2005 related to its capital contribution. The balance due consists of $75,641 for the purchase of 3.560 Partnership units. Reef is required to purchase a minimum of 5% of the units in the Partnership. Reef paid the $75,641 during February 2006.

Accounts payable to affiliates totaled $80,263 at December 31, 2005. The balance consists of funds due Reef for the unpaid portion of the 15% management fee due at December 31, 2005 for organization and syndication costs, including sales commissions (see note 6).

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interests in the well.

Reef has entered into two agreements (the CMI Agreements) with Challenger Minerals, Inc. (CMI), a subsidiary of Global Santa Fe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. The CMI Agreements allow Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef pays CMI for the geological and geophysical services provided by CMI under the CMI Agreements. Reef has also entered into an agreement with Access Exploration Corp (AEC), also a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement allows Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef pays AEC for the geological and geophysical services provided by AEC under this agreement. Reef may enter into additional agreements with other third parties to screen exploratory and developmental prospects.

Prospects approved for acquisition by Reef under these agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program pays Reef an estimated payment as reimbursement, on a pro rata basis, of the fees paid by Reef under these agreements. When the Program’s offering is completed, the actual fees to be reimbursed by each partnership formed as a part of the Program will be calculated based upon each partnership’s total capital contributions. Total reimbursement to Reef by the partnerships formed as a part of this Program will not exceed the actual fees paid by Reef under these agreements. At December 31, 2005, this Partnership had not made any estimated reimbursement payments to Reef. Estimated payments made to Reef will be capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of December 31, 2005, the Partnership had no oil and gas production and, therefore, had no customers.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on November 15, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on December 29, 2005 and is continuing to sell units to investors through April 30, 2006. As of December 31, 2005, the Partnership has raised $1,690,809 from the sale of 67.632 Partnership units to investor partners. Reef has purchased 3.560 units (5%) for $75,641. The units purchased by Reef were paid for in February 2006. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership.

All units except those purchased by Reef will pay a 15% management fee to Reef to pay for Partnership organization and syndication costs, including sales commissions. The 15% management fee is payable to Reef in two parts. Reef initially receives an amount not to exceed 13.5% to cover actual sales commissions and actual organization and syndication costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. At December 31, 2005, the 15% management fee totaled $253,621, leaving net capital contributions of $1,512,829 available for Partnership oil and gas activities. Of the $253,621, syndication costs were $203,621 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the period from inception (December 29, 2005) to December 31, 2005 is detailed below:

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	3.560	$(73)	$(20.58)
General partner units	52.700	(38,450)	(729.60)
Limited partner units	14.932	(10,740)	(719.23)
Total	71.192	$(49,263)

7. Partnership Projects

At December 31, 2005, the Partnership had not purchased any exploratory and developmental prospects. The Partnership expects to purchase prospects during 2006 and conduct drilling operations on purchased prospects during 2006 and 2007.

8. Subsequent Events

The Partnership is continuing to sell units to investors through April 30, 2006. As of March 10, 2006, the Partnership has raised $8,558,135 from the sale of 342.325 Partnership units to investor partners. Reef has purchased 18.017 units (5%) for $382,861.

On December 20, 2005, an affiliate of Reef, Reef Exploration, L.P. (RELP), was formed to engage in the business of developing, exploiting, and producing oil and gas properties, and, in some cases, to serve as operator for the wells drilled by partnerships formed under the Program. It is expected that during 2006 RELP will assume operations of the wells currently operated by OREI.

9. Supplemental Information on Oil & Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The Partnership has not committed any funds for project purchases as of December 31, 2005, and has no capitalized costs for the period ending December 31, 2005.

Costs Incurred

The Partnership has not committed any funds for project purchases as of December 31, 2005, and has no costs incurred for the period ending December 31, 2005.

Results of Operations

The Partnership has no properties at December 31, 2005 and has no crude oil and natural gas sales or production activities to report for the period from inception (December 29, 2005) to December 31, 2005.

Oil and Gas Reserves

At December 31, 2005, the Partnership had no crude oil and natural gas reserves.

Standardized Measure of Discounted Cash Flows

At December 31, 2005, the Partnership had no crude oil and natural gas reserves and, therefore, had no standardized measure of discounted cash flows related to proved reserves.

EXHIBIT INDEX

3.1           Form of Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to Form S-1, SEC File No. 333-122935, as filed with the SEC on June 24, 2005).

10.1         Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the Commission on March 5, 2002).

31.1         Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2         Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.