Form 10-Q
period 2006-03-31
Reef Global Energy VII, L.P.
filed 2006-05-30
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File Number: 333-122935-02

REEF GLOBAL ENERGY VII, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3963203
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300

Richardson, Texas 75080

(972) 437-6792

(Address of principal executive offices,	(Registrant’s telephone number,
including zip code)	including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of May 26, 2006, the registrant had 48.620 units held by the managing general partner, 740.201 units of additional general partner interest and 183.583 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,754,711	$1,517,486
Accounts receivable from affiliates	494,635	75,641
Accrued interest receivable	—	1,177
Total current assets	12,249,346	1,594,304

Total assets	$12,249,346	$1,594,304

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$—	$475
Accounts payable to affiliates	825,490	80,263
Total current liabilities	825,490	80,738

Partners’ equity:
General partners	8,803,882	1,120,386
Limited partners	2,052,448	317,612
Managing general partner	567,526	75,568
Total partners’ equity	11,423,856	1,513,566

Total liabilities and partners’ equity	$12,249,346	$1,594,304

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statement of Operations

Three months ended March 31, 2006
(Unaudited)
Revenues:
Interest income	$36,755

Costs and expenses:
General and administrative	19,153
Total costs and expenses	19,153

Net income	$17,602

Net income per general partner unit	$56.77
Net income per limited partner unit	$35.81
Net loss per managing general partner unit	$(99.75)

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statement of Cash Flows

Three months ended March 31,
2006
(Unaudited)
Operating Activities
Net income	$17,602
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,177
Accounts payable	(475)
Accounts payable to affiliates	745,227
Net cash provided by operating activities	763,531

Financing Activities
Partner capital contributions	11,132,174
Syndication costs	(1,658,480)
Net cash provided by financing activities	9,473,694

Net increase in cash and cash equivalents	10,237,225
Cash and cash equivalents at December 31, 2005	1,517,486
Cash and cash equivalents at March 31, 2006	$11,754,711

Non-cash financing transactions:
Increase in partner contributions included in accounts receivable from affiliates	$418,994

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K). The Partnership was formed on December 29, 2005 and continued to offer partnership units to investors through April 30, 2006. The Partnership has not purchased any oil and gas property interests as of the date of this report. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2006 and 2007, the results for the three month period ended March 31, 2006 cannot necessarily be used to project results for the full year.

Interest income is allocated to partners based upon the amount and timing of their capital contributions during the formation period of the Partnership. During the three months ended March 31, 2006, the managing general partner was allocated 0.77% of interest income, and investor partners were allocated 99.23% of interest income.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at March 31, 2006 and recognized no property impairment.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of March 31, 2006 the Partnership had no productive long-lived assets and therefore had no asset retirement obligation.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three months ended March 31, 2006, the Partnership incurred $3,037 of administrative costs.

The Partnership is required by the partnership agreement to purchase a minimum of 5% of total partnership units. At March 31, 2006, the Partnership has a receivable of $494,635 due from Reef Oil & Gas Partners, L.P. (Reef), the managing general partner, for the purchase of 23.277 partnership units. This amount was paid to the Partnership during May 2006. At March 31, 2006, Reef owned 26.837 units, representing 5% of the 536.730 total outstanding partnership units.

Accounts payable to affiliates totals $825,490 at March 31, 2006. The balance consists of the unpaid portion of the 15% management fee due Reef for organization and syndication costs, including sales commissions.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three months ended March 31, 2006 is detailed below:

For the three months ended March 31, 2006

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	26.837	$(2,677)	$(99.75)
General partner units	413.579	14,811	35.81
Limited partner units	96.314	5,468	56.77
Total	536.730	$17,602

Sales of Partnership units continued through April 30, 2006, at which date the fund had sold approximately 924 units to outside investors.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the 2005 10-K.

This Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus and prospectus supplement dated July 8, 2005. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. While the majority of the partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations, a small portion of capital may be used to purchase existing reserves.

The Partnership will operate primarily in the United States, although there are no restrictions on the location of Partnership projects. The Partnership has not, at this time, selected any projects for inclusion in the Partnership. OREI, an affiliate of the managing general partner, has expertise and has drilled primarily in Texas and Louisiana since its inception in 1987, and it is expected that the Partnership will focus its operations in these areas. Projects in Texas and Louisiana offer the potential for both natural gas and condensate production, and the quality of both the natural gas and condensate often bring premium prices. The Partnership will focus more heavily on natural gas than oil prospects, due to its belief that costs of production are generally lower for natural gas and that the price of natural gas is less influenced than the price of oil by foreign factors such as the Organization of Petroleum Exporting Countries (OPEC) production quotas. In addition, the areas in which the Partnership will focus its drilling have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production.

The Partnership will not operate in any other industry segment. Should prospects in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow up to 25% of total Partnership capital contributions from banks or other financial sources. Additional borrowings in excess of 25% of the capital contributions to the Partnership may be made only with the consent of the investor partners. The Partnership is not permitted to call for additional partner assessments. In addition, the Partnership is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2005 10-K.

Liquidity and Capital Resources

Although the Partnership has been formed, it continued to raise capital through April 30, 2006.  As of March 31, 2006, the Partnership has raised $12,747,342 from the sale of 413.579 additional general partner units and 96.314 limited partner units.  Reef purchased 26.837 general partner units (5%) for a total of $570,276 at March 31, 2006. Syndication and organization costs total $1,912,101, leaving available cash of $11,405,517 for Partnership activities as of March 31, 2006. The Partnership is currently evaluating prospects, but has not purchased any property interests as of the date of this report.

The Partnership had working capital of $11,423,856 at March 31, 2006, which includes interest income earned on funds during and subsequent to escrow.

The Partnership expects to utilize the available capital contributions for lease acquisition and drilling activities during the remainder of 2006 and 2007. The Partnership expects to purchase non-operated working interests in approximately 20-25 exploratory and development drilling prospects. The Partnership had not committed monies to any prospect as of March 31, 2006, and has not committed monies to any prospect as of the date of this report. Drilling activities will be conducted solely with the working capital available as of April 30, 2006. The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations, and the Partnership expects to distribute net proceeds, if any, from successful oil and gas activities directly to the partners.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from issuing additional partner assessments.

Results of Operations

Because the Partnership was formed on December 29, 2005, there is no comparable information for the three month period ended March 31, 2005.

Three Months Ended March 31, 2006

The Partnership had net income of $17,602 during the three months ended March 31, 2006. During the period, the sole source of Partnership revenues was interest income earned on partner capital contributions, which totaled $36,755. The level of interest income should increase substantially during the second quarter due to investment of partner capital contributions received during April. Partnership expenses included $15,000 in professional fees incurred in connection with the audit of the 2005 financial statements and review of the Partnership 2005 Form 10-K, and additional general and administrative costs totaling $4,153. The level of administrative costs is expected to slowly increase during the remainder of 2006 as the Partnership begins to purchase property interests and drill oil and gas wells.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the total capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Borrowings are not allowed during the initial drilling phase of the Partnership, but only for additional development drilling and facilities costs on Partnership prospects already drilled. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

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

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2005 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the 2005 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

The Partnership’s offering of units ended on April 30, 2006. At April 30, 2006, 923.784 units had been sold to investor partners and 48.620 units (5%) had been purchased by Reef.  Total offering proceeds as of April 30, 2006 were $24,127,769. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred.

All units except those purchased by Reef pay a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,663,581 available for Partnership oil & gas operations.

As of March 31, 2006, the Partnership had expended $0 on property acquisitions and $19,628 on general and administrative expenses. The Partnership intends to utilize all available Partnership capital raised through the offering period ended April 30, 2006 during 2006 and 2007.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 30, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 30, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)