Form 10-Q
period 2006-06-30
Reef Global Energy VII, L.P.
filed 2006-08-14
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, the registrant had 48.620 units held by the managing general partner, 741.001 units of additional general partner interest and 182.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,870,518	$1,517,486
Accounts receivable from affiliates	—	75,641
Accrued interest receivable	42	1,177
Total current assets	21,870,560	1,594,304

Property and Equipment:
Drilling in progress	152,694	—
Total property and equipment	152,694	—

Total assets	$22,023,254	$1,594,304

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$—	$475
Accounts payable to affiliates	164,556	80,263
Total current liabilities	164,556	80,738

Non-current liabilities:
Accounts payable to affiliates	1,028,110	—
Total non-current liabilities	1,028,110	—

Partners’ equity:
General partners	15,859,521	1,120,386
Limited partners	3,912,086	317,612
Managing general partner	1,058,981	75,568
Total partners’ equity	20,830,588	1,513,566

Total liabilities and partners’ equity	$22,023,254	$1,594,304

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Condensed Statement of Operations

	Three months ended June 30, 2006	Six months ended June 30, 2006
	(Unaudited)	(Unaudited)
Revenues:
Interest income	$186,007	$222,762

Costs and expenses:
General and administrative	37,339	56,492
Total costs and expenses	37,339	56,492

Net income	$148,668	$166,270

Net income per general partner unit	$130.62	$150.61
Net income per limited partner unit	$127.62	$157.54
Net income per managing general partner unit	$587.25	$532.19

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statement of Cash Flows

Six months ended June 30,
2006
(Unaudited)
Operating Activities
Net income	$166,270
Adjustments to reconcile net income to net cash provided by operating activities:
Non-current payables to affiliates	1,028,110
Changes in operating assets and liabilities:
Accounts receivable	1,135
Accounts payable	(475)
Accounts payable to affiliates	(68,401)
Net cash provided by operating activities	1,126,639

Financing Activities
Partner capital contributions	22,436,960
Syndication costs	(3,210,567)
Net cash provided by financing activities	19,226,393

Net increase in cash and cash equivalents	20,353,032
Cash and cash equivalents at December 31, 2005	1,517,486
Cash and cash equivalents at June 30, 2006	$21,870,518

Non-cash investing transactions:
Increase in property additions included in accounts payable to affiliate	$152,694

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K). The Partnership was formed on December 29, 2005 and continued to offer partnership units to investors through April 30, 2006. The Partnership began oil and gas drilling activities during May 2006. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2006 and 2007, the results for the three and six month periods ended June 30, 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets at June 30, 2006 and recognized no property impairment expense for the three and six month periods ended June 30, 2006.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of June 30, 2006 the Partnership had no productive long-lived assets and therefore recognized no asset retirement obligation during the three and six month periods ended June 30, 2006.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three and six month periods ended June 30, 2006, the Partnership incurred $3,897 and $6,934 of administrative costs, respectively.

RELP processes joint interest billings on behalf of the Partnership. At June 30, 2006, the Partnership owed RELP $152,694 in connection with drilling invoices paid by RELP on behalf of the Partnership. The Partnership also owed $7,965 to RELP in connection with third party general and administrative costs paid by RELP on behalf of the Partnership, and $3,897 in connection with personnel costs provided by RELP employees. Affiliate payables are normally settled on a quarterly basis.

 Accounts payable to affiliates at June 30, 2006 also includes $1,028,110 for the unpaid portion of the 15% management fee due Reef for organization and development costs, including sales commissions.  The management fee is payable in two parts. Reef initially received an amount to recover actual commissions and organization and syndication costs. This remaining balance will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership has no productive properties as of June 30, 2006. The Partnership will begin recovery of this additional management fee amount when it has productive properties and begins distribution of net revenues to investor partners. The liability has been classified as non-current since the Partnership currently has no productive properties and the initial date of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six months ended June 30, 2006 is detailed below:

For the three months ended June 30, 2006

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$28,552	$587.25
General partner units	741.001	96,789	130.62
Limited partner units	182.783	23,327	127.62
Total	972.404	$148,668

For the six months ended June 30, 2006

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$25,875	$532.19
General partner units	741.001	111,600	150.61
Limited partner units	182.783	28,795	157.54
Total	972.404	$166,270

5. Subsequent Events

In early August, the first Partnership well, an exploratory well in Lavaca County, Texas, reached total depth. The well was dry and will be plugged and abandoned.

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus and prospectus supplement dated November 15, 2005. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations. The Partnership expects to purchase interests in approximately 25-30 prospects.

The Partnership has purchased interests in two prospects, one of which is classified as exploratory and one which is classified as developmental. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana, and it is expected that the Partnership will focus its operations in these areas. These areas  have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production. Both of the projects purchased to date are located in Texas.

The Partnership will not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Borrowings in excess of 25% of Partnership’s aggregate capital contributions require approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2005 10-K.

Liquidity and Capital Resources

The Partnership continued to raise capital during the second quarter of 2006, and was closed to investors on April 30, 2006. The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 units, or 5.00% of the total units sold, for $1,033,179. Investor partners purchased 741.001 general partner units and 182.783 limited partner units for $23,094,590. Reef will also contribute 1% of all leasehold, drilling and completion costs. Syndication and organization costs totaled $3,464,188 leaving capital contributions of $20,663,581 available for Partnership activities. The Partnership was formed on December 29, 2005 and the last partner was admitted to the Partnership on April 30, 2006.

Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the $20,663,581 is the total amount available to the Partnership for drilling and administrative costs.  Please see Item IA of the 2005 10-K for a list of risk factors that could impact the Partnership. The Partnership began distributing to investors the interest income earned by the Partnership in August 2006, and will distribute the net cash flow from successful Partnership wells when received. These funds will not be available for drilling activities.

The Partnership had working capital of $21,706,004 at June 30, 2006, which includes interest income earned on funds during and subsequent to escrow.

The Partnership expects to utilize the available capital contributions for lease acquisition and drilling activities during the remainder of 2006 and 2007. The Partnership expects to purchase non-operated working interests in approximately 25-30 exploratory and development drilling prospects. The Partnership has committed monies to two prospects as of June 30, 2006. Drilling activities will be conducted solely with the available Partnership capital of $20,663,581.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from issuing additional partner assessments.

Results of Operations

Because the Partnership was formed on December 29, 2005, there is no comparable information for the three and six month periods ended June 30, 2005.

Three Months Ended June 30, 2006

The Partnership had net income of $148,668 during the three months ended June 30, 2006. During the period, the sole source of Partnership revenues was interest income earned on partner capital contributions, which totaled $186,007. The interest income for the period increased significantly from the $36,755 earned during the first quarter of 2006. The increase was primarily because most partner capital contributions to the fund were received during March and April and, as a result, either earned interest income only in March 2006 or not at all during the first quarter. The level of interest income during the third quarter is expected to be similar to that earned during the second quarter, as the Partnership has at this time committed funds to only two prospects. As commitments increase and funds are spent to purchase prospects, interest income will begin to decline. We currently do not expect a significant decline in interest income until the fourth quarter of the year. Partnership expenses were $37,339 during the second quarter compared to $19,153 incurred during the first quarter. These expenses included $22,789 in professional fees incurred in connection with the audit of the 2005 financial statements and review of the March 31, 2006 Form 10-Q, as well as $9,988 for legal and printing fees related to SEC filings. We expect quarterly administrative costs incurred during the remainder of 2006 to approximate those incurred during the first half of the year. Professional fees are expected to decline as the 2005 audit fees have now been paid, but other administrative costs should begin to increase as the Partnership begins to purchase property interests and drill oil and gas wells.

Six Months Ended June 30, 2006

The Partnership had net income of $166,270 during the six months ended June 30, 2006. During the period, the sole source of Partnership revenues was interest income earned on partner capital contributions, which totaled $222,762. The great majority of this interest income ($186,007) was earned during the second quarter, because most partner capital contributions to the fund were received during March and April. We expect interest income for the third quarter to be comparable to second quarter interest income, and then expect interest income to decline as cash is spent on Partnership projects. Partnership administrative expenses totaled $56,492 during the first half of 2006, with $30,824 of this amount representing professional fees incurred in connection with the 2005 audited financial statements. While professional fees are expected to decline during the second half of the year, overall administrative costs during the second half of the year are expected to be comparable to those incurred during the first half of 2006, due to the fact that other administrative costs are expected to rise as the Partnership begins to purchase property interests and drill oil and gas wells.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the Partnership’s aggregate capital contributions without investor approval, and allows borrowings in excess of 25% of the aggregate capital contributions to the Partnership with the consent of investor partners. Borrowings are not allowed during the initial drilling phase of the Partnership, but only for additional development drilling and facilities costs on Partnership prospects already drilled. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership is permitted but does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of either the United States or United States coastal waters in the Gulf of Mexico.

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A in the 2005 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2005 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as provided below, there have been no material changes from the risk factors previously disclosed in the 2005 10-K.

Our dependence on third parties for the processing and transportation of oil and gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners. We rely on third parties to process and transport the oil and gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on Form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program and filed a prospectus supplement describing the Partnership on November 15, 2005. At such time Reef commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering period ended April 30, 2006. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on December 29, 2005.

During the offering period, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $24,127,769. Reef will also contribute 1% of all leasehold, drilling, and completion costs.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,663,581 available for Partnership oil and gas operations. As of June 30, 2006, the Partnership had expended $0 on property acquisitions and prepayments and $56,967 on general and administrative expenses.

The Partnership intends to utilize all remaining available Partnership capital for oil and gas activities during 2006 and 2007.

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

REEF GLOBAL ENERGY VII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC

Dated:	August 14, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated:	August 14, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)