Form 10-Q
period 2006-09-30
Reef Global Energy VII, L.P.
filed 2006-11-20
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, the registrant had 48.620 units held by the managing general partner, 741.001 units of additional general partner interest and 182.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$21,337,199	$1,517,486
Accounts receivable from affiliates	447,749	75,641
Accrued interest receivable	42	1,177
Total current assets	21,784,990	1,594,304

Property and Equipment:
Oil and gas properties, full cost method of accounting	525,746	—
Drilling in progress	409,055	—
Prepaid drilling costs	69,637	—
Accumulated depreciation and depletion	(525,746)	—
Total property and equipment	478,692	—

Total assets	$22,263,682	$1,594,304

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$140	$475
Accounts payable to affiliates	820,851	80,263
Total current liabilities	820,991	80,738

Non-current liabilities:
Accounts payable to affiliates	1,028,110	—
Total non-current liabilities	1,028,110	—

Partners’ equity:
General partners	15,531,347	1,120,386
Limited partners	3,831,136	317,612
Managing general partner	1,052,098	75,568
Total partners’ equity	20,414,581	1,513,566

Total liabilities and partners’ equity	$22,263,682	$1,594,304

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statement of Operations

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2006
	(Unaudited)	(Unaudited)
Revenues:
Interest income	$225,672	$448,434

Costs and expenses:
General and administrative	19,736	76,228
Depreciation, depletion and amortization	525,746	525,746
Total costs and expenses	545,482	601,974

Net loss	$(319,810)	$(153,540)

Net loss per general partner unit	$(346.78)	$(196.17)
Net loss per limited partner unit	$(346.78)	$(189.24)
Net income per managing general partner unit	$11.04	$543.23

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statement of Cash Flows

Nine months ended September 30,
2006
(Unaudited)
Operating Activities
Net loss	$(153,540)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	525,746
Adjustments to reconcile net loss to net cash provided by operating activities:
Non-current payables to affiliates	1,028,110
Changes in operating assets and liabilities:
Accounts receivable	1,135
Accounts receivable from affiliates	(438,946)
Accounts payable	(335)
Accounts payable to affiliates	(71,390)
Net cash provided by operating activities	890,780

Investing Activities
Property acquisition and development	(192,460)
Net cash used in investing activities	(192,460)

Financing Activities
Partner capital contributions	22,436,960
Syndication costs	(3,210,567)
Distributions to partners	(105,000)
Net cash provided by financing activities	19,121,393

Net increase in cash and cash equivalents	19,819,713
Cash and cash equivalents at December 31, 2005	1,517,486
Cash and cash equivalents at September 30, 2006	$21,337,199

Non-cash investing transactions:
Increase in property additions included in accounts payable to affiliates	$811,978
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$8,803

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2006

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2006. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2005 (the 2005 10-K). The Partnership was formed on December 29, 2005 and continued to offer partnership units to investors through April 30, 2006. The Partnership began oil and gas drilling activities during May 2006. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2006 and 2007, the results for the three and nine month periods ended September 30, 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three and nine month periods ended September 30, 2006, the Partnership recognized property impairment expense of $525,746 and $525,746, respectively.

Asset Retirement Obligations

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of September 30, 2006 the Partnership had no productive long-lived assets and therefore recognized no asset retirement obligation during the three and nine month periods ended September 30, 2006.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (RELP), an affiliate of Reef Oil & Gas Partners, L.P. (Reef), the managing general partner,, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three and nine month periods ended September 30, 2006, the Partnership incurred $64,273 and $71,207 of administrative costs, respectively.

RELP processes joint interest billings on behalf of the Partnership. At September 30, 2006, the Partnership owed RELP approximately $758,000 in connection with drilling invoices paid by RELP on behalf of the Partnership, and approximately $63,000 for administrative costs. The Partnership settles its balances with RELP on a quarterly basis.

Accounts payable to affiliates at September 30, 2006 also includes $1,028,110 for the unpaid portion of the 15% management fee due Reef for organization and development costs, including sales commissions.  The management fee is payable in two parts. Reef initially received an amount to recover actual commissions and organization and syndication costs. This remaining balance will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership has no productive properties as of September 30, 2006. The Partnership will begin recovery of this additional management fee amount when it has productive properties and begins distribution of net revenues to investor partners. The liability has been classified as non-current since the Partnership currently has no productive properties and the initial date of repayment is currently unknown.

Reef, as managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to purchasing 5% of the Partnership units. During the three and nine month periods ended September 30, 2006, this 1% obligation totaled $8,803 and $8,803. The $8,803 due for the third quarter is shown as a receivable from affiliates. Balances due the Partnership by Reef are settled on a quarterly basis.

4. Partnership Equity

Information regarding the number of units outstanding and the net income/(loss) per type of Partnership unit for the three and nine months ended September 30, 2006 is detailed below:

For the three months ended September 30, 2006

Type of Unit	Number of Units	Net loss	Net income/(loss) per unit
Managing general partner units	48.620	$537	$11.04
General partner units	741.001	(256,962)	(346.78)
Limited partner units	182.783	(63,385)	(346.78)
Total	972.404	$(319,810)

For the nine months ended September 30, 2006

Type of Unit	Number of Units	Net loss	Net income/(loss) per unit
Managing general partner units	48.620	$26,412	$543.23
General partner units	741.001	(145,362)	(196.17)
Limited partner units	182.783	(34,590)	(189.24)
Total	972.404	$(153,540)

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations. The current Partnership budget calls for nineteen wells to be drilled on twelve prospects.

The Partnership has purchased interests in twelve prospects, seven of which are classified as exploratory and five of which are classified as developmental. The Partnership plans to participate in the drilling of seven exploratory and twelve developmental wells on those prospects. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana, and it is expected that the Partnership will focus its operations in these areas. These areas have a highly developed pipeline system and a highly competitive market for sale of the Partnership’s production. Nine of the purchased prospects are located in Texas and three are located in Louisiana.

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

Liquidity and Capital Resources

The Partnership had working capital of $20,963,999 at September 30, 2006, which includes interest income earned on funds during and subsequent to escrow. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the $20,963,999, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, is the total amount available to the Partnership for drilling and administrative costs. Please see Item IA of the 2005 10-K for a list of risk factors that could impact the Partnership. The Partnership began distributing to investors the interest income earned by the Partnership in August 2006, and will distribute the net cash flow from successful Partnership wells when received. These funds will not be available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities during the remainder of 2006 and 2007. The Partnership expects to participate in the drilling of nineteen total wells on twelve prospects.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Because the Partnership was formed on December 29, 2005, there is no comparable information for the three and nine month periods ended September 30, 2005.

Three Months Ended September 30, 2006

The Partnership incurred a net loss of $319,810 during the three months ended September 30, 2006. During the third quarter, the Partnership began drilling on three of the twelve Partnership prospects. The first two wells have completed drilling operations and were both unsuccessful. The third well is still drilling as of the date of this report. The Partnership has taken an asset impairment charge of $525,746 in connection with the drilling of the two unsuccessful wells, which is the primary reason for the loss during the quarter. During the period, the sole source of Partnership revenues was interest income earned on partner capital contributions, which totaled $225,672. Interest income for the period increased from the $186,007 earned during the second quarter of 2006 as a result of the fund moving its available cash from tax-free to taxable investments. The level of interest income during the fourth quarter is expected to decline as the Partnership expends the invested funds for the drilling and completion of wells. Partnership expenses were $19,736 during the third quarter compared to $37,339 incurred during the second quarter. The second quarter expenses included $22,789 in professional fees incurred in connection with the audit of the 2005 financial statements and review of the March 31, 2006 Form 10-Q, as well as $9,988 for legal and printing fees related to SEC filings, compared to $4,240 incurred during the third quarter for professional, legal and printing fees. We expect fourth quarter administrative fees to increase from third quarter levels as drilling and operations activities associated with Partnership wells increases.

The Partnership was formed on December 29, 2005, and therefore had no activity during the three months ended September 30, 2005.

Nine Months Ended September 30, 2006

The Partnership incurred a net loss of $153,540 during the nine months ended September 30, 2006. During the period, the sole source of Partnership revenues was interest income earned on partner capital contributions, which totaled $448,434. Interest income increased each quarter during the first three quarters of 2006, but is expected to begin declining during the fourth quarter as the Partnership expends funds for the drilling and completion of Partnership wells. Three additional wells have already begun drilling during the fourth quarter, and it is expected that another three wells will begin drilling prior to December 31. Partnership administrative expenses totaled $76,228 during the first nine months of 2006, with $41,049 of this amount representing professional fees incurred in connection with the 2005 audited financial statements and reviews of SEC quarterly filings. Administrative expenses should increase from the $19,736 incurred during the third quarter as drilling and operations activities associated with Partnership wells increases.  The Partnership has no current productive wells, and incurred asset impairment expense of $525,746 during the third quarter as a result of the first two Partnership wells being unsuccessful. The asset impairment expense taken during the third quarter was the primary reason for the third quarter loss described above, and the primary reason for the cumulative loss of $153,540 through September 30.

The Partnership was formed on December 29, 2005, and therefore had no activity during the nine months ended September 30, 2005.

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule

13a-15(e) under the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended September 30, 2006, no change occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period ending on April 30, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $24,127,769. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,663,581 available for Partnership oil and gas operations. As of September 30, 2006, the Partnership had expended $1,004,438 on property acquisitions and prepayments and $76,703 on general and administrative expenses, including amounts in accounts payable at September 30, 2006.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 20, 2006	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 20, 2006	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)