Form 10-K
period 2006-12-31
Reef Global Energy VII, L.P.
filed 2007-04-11
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from                  to

COMMISSION FILE NUMBER 333-122935-02

REEF GLOBAL ENERGY VII, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3963203
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1901 N. Central Expressway, Suite 300, Richardson, TX 75080-3610
(Address of principal executive offices including zip code)

(972)-437-6792
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

General and Limited Partnership Interests

(Title of Class)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐     Accelerated filer  ☐        Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)      Yes  ☐  No  ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 30, 2007, the registrant had 48.620 units held by the managing general partner, 741.001 units of additional general partner interest and 182.783 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VII, L.P.

FORM 10-K

PART I

ITEM 1.                          BUSINESS.

Introduction

Reef Global Energy VII, L.P. (the Partnership) is the second in a series of Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program). The Partnership was formed in the state of Nevada on December 29, 2005.  The Partnership purchases working interests in oil and natural gas prospects and participates in the drilling of wells on those prospects. The primary purposes of the Partnership are to generate revenue from the production of oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (Reef) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and natural gas wells located primarily onshore in the continental United States. However, the Partnership may acquire interests in drilling prospects in such locations as its managing general partner deems advisable. To date, the Partnership has acquired interests in 12 prospects on which it expects to drill 19 wells.  These prospects are located in Texas, Louisiana, and Wyoming. The Partnership expects to drill approximately 22-25 wells in total with its available capital. The Partnership will acquire working interests primarily in onshore prospects generated by Reef Exploration, L.P. (RELP), an affiliate of Reef, and will also purchase working interests in oil and natural gas prospects generated by third parties. The Partnership will generally purchase a minority non-operated working interest in the prospects it purchases from third parties. Working interests acquired may be assigned to other public partnerships in this Program, to private drilling partnerships managed by Reef, and to third parties. Reef may also retain, for its sole benefit, a working interest in a prospect and participate in the drilling and development of the prospect on the same basis as the Partnership.  In such cases where the percentage ownership of the Partnership and Reef affiliated entities is large enough in a prospect, RELP may be elected as operator of the prospect.  As of the date of this report, RELP operates three Partnership prospects upon which 10 wells are expected to be drilled.

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

Acquisition and Drilling of Undeveloped Prospects

The Partnership will acquire interests in prospects internally generated by RELP, or generated by and purchased from third parties. To date, the Partnership has acquired interests in 12 prospects. A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A development well is a well drilled within a proved area of an oil or gas reservoir. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir.

Prospects are evaluated utilizing data generated by RELP or provided by unaffiliated third parties to RELP. This data may include well logs, production records from RELP’s and others’ wells, seismic, geological and geophysical information, and such other information as may be available and useful. Partnership prospects are evaluated by petroleum engineers, geophysicists, geologists, and other technical consultants employed by RELP on the Partnership’s behalf.

The Partnership prospects are acquired pursuant to an arrangement in which the Partnership purchases part of the working interest.  A working interest bears a specified portion of the costs of development, operation and maintenance.  A working interest is subject to landowners’ royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. At its discretion, the Partnership may acquire less than 100% of the working interest provided that costs are reduced proportionately.  The Partnership’s limited partnership agreement (the Partnership Agreement) prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership’s working interest, in any working interest purchased by the Partnership. The Partnership will be a non-operator working interest owner in all prospects purchased by the Partnership. Working interests in prospects purchased by the Partnership may also be owned by other public partnerships in this Program or by private drilling partnerships managed by Reef. Reef may, for its sole benefit, also retain a portion of the working interest in a prospect and participate in the drilling and development of the prospect on the same basis as the Partnership. If the total working interest in any prospect either retained or sold to this Partnership or other affiliated partnerships is large enough, RELP may be elected operator of the prospect. RELP serves as operator for three of the 12 prospects which have been purchased by this Partnership.

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

Leases will be acquired by the Partnership directly from unaffiliated persons or from Reef or its affiliates. All leases that are transferred to the Partnership from Reef or its affiliates will be transferred at cost, unless Reef has reason to believe that cost is materially more than the fair market value of such property, in which case the price will not exceed the fair market value of the property.

The actual number, identity and percentage of working interests or other interests in prospects to be acquired by the Partnership will depend upon, among other things, available partnership capital, the latest geological and geophysical data, potential title or spacing problems, availability and price of drilling services, of tubular goods and of services, approvals by federal and state departments or agencies, agreements with other working interest owners in the prospects, farm-ins, and continuing review of other prospects that may be available. The Partnership attempts to minimize drilling risk to the partners by the diversity created from participating in numerous drilling opportunities. This Partnership expects to participate in the drilling of a total of 22-25 wells with its available capital.

Consulting Agreements for Prospect Acquisitions

Reef entered into two agreements (the CMI Agreements) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. The first agreement provided, among other things, that CMI would present a minimum of 50 prospects per year in the Gulf of Mexico region to Reef, and that Reef would have the option to purchase up to 7.5% of the interest made available to CMI. Reef paid CMI a fee of $225,000 per year under the terms of this agreement. Reef allowed this three year agreement to expire effective January 31, 2006.

Under the terms of the second agreement, Reef was allowed to acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that were identified and initially reviewed by CMI during the term of the agreement.  Reef paid CMI a fee of $75,000 per year under the terms of this  three year agreement.  CMI was not obligated to present Reef with a specific number of prospects under the North Sea Agreement, and under certain circumstances further described in the North Sea Agreement. Reef could be excluded from participation in certain prospects. Reef allowed this agreement to expire effective November 30, 2006.

Reef has also entered into an agreement with Access Exploration Corp. (AEC) for the period from October 1, 2004 thru October 2, 2007. Under terms of the agreement, Reef has the option to participate for up to 10% of the interest made available to AEC in any Gulf of Mexico developmental project screened by AEC, and to participate for up to 12.5% of the interest made available to AEC in any Gulf of Mexico exploration projects screened by AEC. There is no minimum number of prospects which AEC is required to screen and present to Reef for participation. As part of this agreement, AEC will make available to Reef 5% of the interest made available to AEC in all projects outside the Gulf of Mexico. Reef will pay AEC the sum of $100,000 per year during the three year term of this agreement for the services rendered by AEC.

Reef may enter into additional agreements with other third party consultants to screen exploration and development projects in areas where such consultants have expertise in an effort to provide the Partnership with access to the highest quality prospects, thereby reducing overall risk to the Partnership.

Projects approved for acquisition by Reef under these agreements will be assigned to this Partnership as well as other limited partnerships formed as part of the Program. Initially, each partnership formed as a part of the Program will reimburse Reef a portion of the actual consulting fees paid on an estimated basis. Upon the completion of the Program’s offering in 2007, the actual consulting fees paid during the period by Reef will be allocated to each partnership formed based upon total capital contributions, and each partnership formed will either receive an additional assessment or refund of fees. Under no circumstances will the partnerships reimburse any amount in excess of the actual fees paid by Reef and affiliates as consulting fees under these and any future agreements entered into during the term of the Program. The Partnership had accrued a $150,736 estimated payment to Reef as of the end of December, 2006. This amount has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties. The amount was paid to Reef during the first quarter of 2007.

Drilling and Completion Phase of Operations

When the combined prospect ownership of the Partnership and any other Reef affiliated entities, if any, total less than a 50% working interest in a prospect, it is probable that the majority owner of the prospect will select the operator for the wells drilled on the prospect. Reef will monitor the operator’s performance and activity, will represent the Partnership in decision making with regard to the Partnership’s prospects, and will otherwise represent the Partnership with regard to the activities of the Partnership.  When RELP serves as operator of a prospect, it will receive operator fees during the drilling and production phase of operations at the competitive rate in the area where the prospect is located.  Typically, these are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. When RELP does serve as operator on any Partnership wells, it does so pursuant to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.  RELP is currently the operator on three Partnership prospects upon which 10 wells are expected to be drilled.

When RELP serves as the operator, it contracts the drilling of the well to an independent third party, and the resulting costs of the well to the Partnership are determined by the actual third party costs, plus RELP’s monthly charges for supervision, engineering, geology, accounting and other services for the area where the well is located. Under no circumstances will RELP, Reef, or any other affiliate act as contractor or subcontractor in connection with the drilling of any Partnership well.

The Partnership normally pays drilling and completion costs as incurred. The Partnership is permitted to make advance payments where necessary to secure the tax benefits of prepaid intangible drilling costs and where there is a valid business reason. In order to comply with conditions to secure the tax benefits of prepaid intangible drilling costs, the operator may not refund any portion of amounts paid in the event actual costs are less than amounts paid, but may apply any such amounts solely for payment of additional drilling services to the Partnership. A well that fails to result in the discovery of oil or natural gas, or that is determined to be unable to produce oil or natural gas in commercial quantities will be plugged and abandoned in accordance with applicable regulations. Generally, the costs of abandoning a well location include restoration of the well site to its original condition prior to the drilling of the well.

Production Phase of Operations

For any well capable of producing quantities of oil and/or natural gas in commercial quantities, production operations commence once a Partnership well has been completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering, or sales lines required to produce and sell the oil and/or natural gas production from the well.

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

The Partnership’s share of revenue from productive wells will be burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership will deduct operating expenses from the production revenue for the corresponding period.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by the general partners represents an open-ended security for unforeseen events such as blowouts, lost circulation, stuck drill pipe, etc. that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef ’s fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production.  Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership’s capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

Reef will notify all investor general partners of the Partnership at least 30 days prior to any material change in the amount of the Partnership’s insurance coverage.  Within this 30-day period and otherwise after the expiration of one year following the closing of the offering of the Partnership, investor general partners have the right to convert their units into units of limited partnership interest by giving Reef written notice of their intent to convert.  At any time during this 30-day period, upon receipt of the required written notice from an investor general partner of his intent to convert, Reef will amend the Partnership Agreement and will file the amendment with the State of Nevada prior to the effective date of the change in insurance coverage.  This amendment to the Partnership Agreement will effectuate the conversion of the interest of the former investor general partner to that of a limited partner.  Effecting conversion is subject to the express requirement that the conversion will not cause a termination of the Partnership for federal income tax purposes.  Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date, effective upon the filing of an amendment to the Certificate of Limited Partnership of the Partnership.  However, even after an election of conversion, the investor partner will continue to have unlimited liability regarding partnership activities that occurred while he was an investor general partner.

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and companies involved in the exploration for and production of oil and natural gas.  Reef expects the Partnership to encounter strong competition in every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

The national supply of natural gas is widely diversified, with no one entity controlling over 5%.  As a result of deregulation of the natural gas industry enacted by Congress and FERC, natural gas prices are generally determined by competitive market forces.  Prices of crude oil, condensate and natural gas liquids are not currently regulated and are generally determined by competitive market forces.

There is competition among operators for drilling equipment, goods, and drilling crews. Such competition may affect the ability of the Partnership to develop leases suitable for development by the Partnership once they are acquired.

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

•                                          the success of efforts to market competitive fuels, such as coal and nuclear energy, and the growth and/or success of alternative energy sources such as wind power;

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

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements, could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of gas sales from Partnership wells.

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for oil produced and sold from the Partnership’s wells.

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

Environmental.  The Partnership’s drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership’s operations could be adversely affected.

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

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. On January 2, 2006, OREI Inc. (OREI), an affiliate of Reef, transferred all of its employees to RELP, a new Reef affiliate formed during 2005. RELP employs a staff including geologists, geophysicists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost.  See “Item 11 – Executive Compensation.”

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

The financial condition, results of operations, and the carrying value of our oil and natural gas properties depend primarily upon the prices received for our oil and natural gas production. Oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from oil and natural gas production. The prices for oil and natural gas are subject to a variety of factors beyond our control. These factors include:

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

There are numerous hazards involved in the drilling and operation of oil and natural gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the additional general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

We cannot control activities on non-operated properties.

The Partnership will purchase minority non-operated working interests in many of the prospects it acquires. As a result, the Partnership will have limited ability to exercise influence over and control the risks associated with operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements, or an operator’s failure to act in ways that are in our best interest could reduce our production and revenues. The success and timing of drilling and development activities on properties operated by others depends upon a number of factors outside of our control, including the operator’s

•                                          timing and amount of capital expenditures;

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

Due to current industry demands, drilling contractors, well service providers and related equipment and personnel are in short supply. This is causing escalating prices, delays in drilling and other exploration activities, and the possibility of poor service coupled with potential damage to downhole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services, and add costs for damages due to any accidents sustained from overuse of equipment and inexperienced personnel.

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

Specifically, larger competitors may be able to pay more for prospects and competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure drilling and oilfield services, as well as equipment, on a more timely basis or on more favorable terms.

Oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Upon the successful drilling of Partnership oil and gas wells, Securities and Exchange Commission (SEC) rules will require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

If the Partnership acquires prospects outside the United States, it will be subject to certain risks of international operations.

The Partnership may acquire interests in oil and natural gas prospects located outside the United States. To date the partnership has not purchased any foreign prospects. If the Partnership were to acquire prospects outside of the United States, it will be subject to risks generally associated with conducting business in foreign countries, such as:

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

Reef Global Energy Ventures II is the second public drilling program sponsored by Reef as the managing general partner, and Reef Global Energy VII, L.P. is the second in a series of limited partnerships offered under that Program. Reef and its affiliate, RELP, have sponsored 61 ventures from 1996 to the present. Among these ventures, (i) eight were dedicated almost exclusively to the purchase of interests in already producing reserves, (ii) one was dedicated primarily to the purchase of interests in already producing reserves but has the ability to use up to 20% of capital raised for development purposes, and (iii) two were dedicated to both the purchase of interests in producing wells and the use of up to 50% of capital raised for development of proven reserves.  We refer to the programs described in clauses (i) and (ii) of the preceding sentence as “income fund” ventures and to the programs described in (iii) as “income and development fund” ventures. We have also sponsored 50 drilling ventures since 1996. Together, these ventures have drilled 107 wells (94 by drilling ventures and 13 by income fund and income and development fund ventures). Of the wells drilled by Reef and its affiliates’ ventures, 47 were exploratory wells and 60 were developmental wells. Forty-one of the wells drilled were dry holes, and four wells were completed but were non-commercial. Of the 62 wells that were commercial, 44 are still owned by Reef or its affiliates’ ventures and are currently producing, one is awaiting connection to a pipeline, five have been plugged and abandoned, seven have been sold and five are currently shut-in. Using this data, approximately 57.9% of the wells drilled by these ventures were completed as commercially producing and 42.1% were dry holes (including the four wells that were completed but failed to become commercial producers). Approximately 4.7% of the wells drilled by our ventures were subsequently abandoned.

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

Many of the wells drilled by Reef and its affiliates since 1996 have been exploratory wells. Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. To date, the Partnership has purchased seven exploratory prospects with available capital, one of which is productive, a second which is being completed, four of which were unsuccessful, and one which is currently drilling.

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

FORWARD-LOOKING STATEMENTS

This Report on Form 10-K contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Report.  Specifically, the following statements are forward-looking:

•                                          statements regarding the Partnership’s overall strategy for acquiring prospects, including its intent to diversify the Partnership’s investments;

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

ITEM 1B.                 UNRESOLVED STAFF COMMENTS

None

ITEM 2.                          PROPERTIES.

Drilling Activities and Productive Wells

The primary focus of the Partnership’s operations will be onshore in the continental United Stares. However, there are no restrictions regarding project locations.  To date, the partnership has purchased interests in 12 prospects, of which seven are in Texas, four in Louisiana, and one in Wyoming. As of December 31, 2006, the Partnership had completed the drilling of three wells. One of the wells is located in Cameron Parish, Louisiana, one of the wells is located in San Patricio County, Texas, and one of the wells is located in Lavaca County, Texas. Subsequent to December 31, 2006, the Partnership has drilled or is currently drilling 13 wells. Of the 13 wells, five wells are located in Glasscock County, Texas, two wells are located in Lavaca County, Texas, one well is located in Galveston County, Texas, one well is located in San Patricio County, Texas, one well is located in Terrebone Parish, Louisiana, one well is located in St. Mary Parish, Louisiana, one well is located in Iberville Parish, Louisiana, and one well is located in Park County, Wyoming. Seven prospects upon which seven wells will be drilled are classified as exploratory, and five prospects upon which 12 wells will be drilled are classified as developmental. Upon completion of drilling, a well will be considered “productive” if it is capable of producing oil and/or natural gas in commercial quantities. The Partnership expects to drill a total of 22-25 wells with its available capital.

During 2006, the Partnership completed drilling operations on two exploratory wells and one developmental well. All three wells were unsuccessful and have been plugged and abandoned.  Subsequent to December 31, the Partnership has completed drilling operations on four exploratory and seven developmental wells. One of the exploratory wells began production in March 2007 and a second is being completed. Two were unsuccessful and have been plugged and abandoned. Five developmental wells are currently being completed, one is currently being tested, and one is awaiting completion operations. The five wells currently being completed are expected to be productive wells.  One exploratory well and one developmental well are currently being drilled.

During 2007, the Partnership expects to complete the drilling of all 19 wells located on the 12 prospects currently owned by the Partnership. The Partnership expects to purchase interests in additional drilling prospects and drill approximately 22-25 wells in total with the available Partnership capital.

As of December 31, 2006, the Partnership had not completed any successful wells and therefore had no proved reserves. The costs associated with the three unsuccessful wells drilled in 2006 have been expensed as property impairment cost.

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

As of December 31, 2006, the Partnership had one managing general partner, 173 limited partners, and 708 additional general partners. Reef holds a total of 48.620 general partner units and the general and limited investor partners hold 741.001 general partner units and 182.783 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations will be distributed to the partners at least quarterly in accordance with the Partnership Agreement.

Limited and additional general partnership interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership in the sixth through tenth years after the Partnership closes unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, however, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships sponsored as a part of the Reef Global Energy Ventures II Program. The Partnership did not repurchase any units in 2006 or 2005.

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program on July 8, 2005. On November 15, 2005, Reef filed a prospectus supplement describing the Partnership and commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program’s dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering terminated April 28, 2006. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on December 29, 2005.

During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $24,127,769. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of December 31, 2006, Reef had paid $8,803 and accrued an additional $40,437 which was paid during the first quarter of 2007 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,712,821 available for Partnership oil and gas operations. As of December 31, 2006, the Partnership had expended $9,000,326 on property acquisitions and prepayments and $69,556 on general and administrative expenses.

The Partnership intends to utilize all available Partnership capital for oil and gas activities during 2006 and 2007.

ITEM 6.                          SELECTED FINANCIAL DATA.

The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	December 31,	Period from Inception (December 29, 2005) to December 31
	2006	2005

Oil and gas sales revenue	$—	—
Interest income	691,667	1,212
Costs and expenses	1,894,563	50,475
Partnership net loss	(1,202,896)	(49,263)

Allocation of net loss:
Managing general partner	(12,240)	(73)
General partner units	(956,084)	(38,450)
Limited partner units	(234,572)	(10,740)
Net loss per managing partner unit	(251.74)	(20.58)
Net loss per general partner unit	(1,290.26)	(729.60)
Net loss per limited partner unit	(1,283.33)	(719.23)

Total assets	21,786,620	1,594,304
Distributions to managing general partner	(45,578)	—
Distributions to investor partners	(249,422)	—
Distributions per general partner unit	270.00	—
Distributions per limited partner unit	270.00	—
Distributions per managing general partner unit	937.43	—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. The Partnership held no productive oil and gas assets as of December 31, 2006 and 2005. The Partnership recognized property impairment expense totaling $1,825,482 during 2006 because the initial three wells drilled by the Partnership during 2006 were all unsuccessful wells.

The estimate of proved oil and gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, will be prepared by a petroleum engineer employed by RELP utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is a subjective and inexact process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material. As of December 31, 2006 and 2005 the Partnership had no proved reserves.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves and will be computed using the units-of-production method based upon this estimate of proved reserves. The Partnership has no productive oil and gas properties as of December 31, 2006 and 2005 and therefore has no depreciation, depletion, and amortization expense for the year ended December 31, 2006 and the period from inception (December 29, 2005) to December 31, 2005.

The Partnership will follow Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the units-of-production method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded. The Partnership has no productive oil and gas properties at December 31, 2006 and 2005 and therefore recognized no asset retirement obligation for the year ended December 31, 2006 and the  period from inception (December 29, 2005) to December 31, 2005. For a discussion of risk factors that could impact the Partnership's financial results, please see Item 1A of this Report on Form 10-K.

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to explore, develop, acquire and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership's primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations.

During 2006, the Partnership purchased interests in 12 prospects upon which it expects to drill 19 wells. Seven wells will be classified as exploratory wells, and 12 as developmental wells. The Partnership expects to acquire interests in additional prospects during 2007 and drill approximately 22-25 wells in total with its available capital. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. The Partnership currently has seven prospects in Texas, four in Louisiana, and one in Wyoming.  OREI, an affiliate of Reef, has expertise and has served as a well operator primarily in Texas and Louisiana since its inception in 1987. During 2006 OREI transferred its employees to RELP, and also transferred well operator status to RELP.

The Partnership will focus on acquiring a mix of both oil and gas prospects. The partnership will focus on projects in Louisiana and Texas where geologic factors are well known, where pipeline and other infrastructure is highly developed, enabling the project operator to quickly complete successful wells and establish cash flows, and where there is a highly competitive market for sale of the partnership’s production. The Partnership will acquire internally generated prospects as well as prospects reviewed and developed by consultants and other independent and major oil and gas industry participants. Participation in prospects developed by third parties will allow the Partnership to benefit from the expertise of these entities and increase the diversity and therefore lessen the overall drilling risk to the investors.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership purchases an interest be determined to warrant additional development activity, the Partnership may pay for such development with the original Partnership capital, or may borrow an amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Borrowings for developmental activity in excess of 25% of the Partnership’s aggregate capital contributions require approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See "Item 7A—Quantitative and Qualitative Disclosures About Market Risk."

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 general partner units and 182.783 limited partner units for $23,094,590. Reef has also contributed $49,240 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Syndication and organization costs totaled $3,464,188, leaving capital contributions of $20,712,821 available for Partnership activities. The Partnership was formed on December 29, 2005, and the last partner was admitted to the Partnership on April 28, 2006.

Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the $20,712,821, plus any additional contributions made by Reef in connection with the 1% obligation mentioned above, is the total amount available to the Partnership for drilling and administrative costs.  As of December 31, 2006, the Partnership had expended $9,000,326 on property acquisitions and prepayments and $69,556 on general and administrative expenses. Please see Item 1A of this Report on Form 10-K for a list of risk factors that could impact the Partnership. The Partnership began distributing to investors the interest income earned by the Partnership in August 2006, and will distribute the net cash flow form successful wells drilled by the Partnership when received. These funds will not be available for drilling activities.

The Partnership had working capital of $13,068,928 at December 31, 2006, which includes interest income earned on funds during and subsequent to escrow.

The Partnership expects to utilize the available capital contributions for lease acquisition and drilling activities during 2007. The Partnership will purchase interests in additional prospects during 2007 and expects the Partnership to participate in drilling approximately 22-25 wells in total. The Partnership has currently budgeted $16.42 million of the $20.71 million available in connection with the 12 prospects it has purchased to date. Drilling activities will be conducted solely with the $20.71 million capital raised by the Partnership.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities.  The Partnership is prohibited from issuing additional partner assessments.

Results of Operations

Comparison of Year Ended December 31, 2006 to the Period from Inception (December 29, 2005) thru December 31, 2005

The Partnership began operations in December 2005. The 2005 net loss of $49,263 shown in the financial statements represents a charge of $50,000 for organization expenses and $475 for other general and administrative expenses, partially offset by interest income earned by partner capital contributions. The Partnership did not purchase any prospects or engage in any oil and gas activities during 2005.

During 2006, the fund Partnership purchased working interests in 12 prospects, upon which the Partnership expects to drill 19 wells. The partnership has seven exploratory prospects upon which it expects to drill seven wells, and five developmental prospects upon which it expects to drill twelve wells. Actual drilling operations began during the third quarter. During 2006, drilling operations were completed on two exploratory wells and one developmental well. The wells were all deemed non-commercial and have been plugged and abandoned. The costs incurred in the drilling of these three wells, totaling $1,825,482, have been expensed as property impairment cost during 2006.  The Partnership also incurred general and administrative expenses totaling $69,081, which include $5,203 in administrative costs provided by Reef, and $59,792 in legal, accounting, and printing costs related to SEC filings. We expect legal, accounting, and printing costs incurred during 2007 to approximate those incurred during 2006, but the Partnership will see a significant increase in other general and administrative costs during 2007 as production activities from successful wells begin. Interest income during 2006 totaled $691,667, resulting in a net loss for 2006 of $1,202,896. Interest income for 2007 is expected to decline by as much as 60-70%, depending upon how quickly partner capital contributions are expended on drilling operations.

The Partnership has completed drilling activities on 11 additional wells as of March 30, 2007. Two wells were non-commercial and were plugged and abandoned. One well began producing oil and gas production during March 2007, and six additional wells are expected to begin production operations during the second quarter of 2007. One well is currently testing, and one well is awaiting completion operations. The Partnership does not expect any significant revenues from productive wells until the second half of 2007.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2006 and 2005, the Partnership was not involved in any unconsolidated SPE transactions.

Contractual Obligations Table

The 15% management fee due Reef for organization and syndication costs, including sales commissions, is payable in two parts. Reef initially received an amount, not to exceed 13.5%, to recover actual commissions and organization and syndication costs. As of December 31, 2006, the Partnership is obligated to pay Reef $1,028,110, representing the portion of the management fee in excess of actual commissions and organization and syndication costs, from the oil and gas cash flows available for partner distributions at a rate not to exceed $1 million per year. As of December 31, 2006, the Partnership had no productive oil and gas assets and the initial date of repayment is unknown. At such time as the Partnership has cash flows from productive oil and gas assets, the timing of the payment of the additional management fee is solely at the discretion of the managing general partner.

ITEM 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

The Partnership Agreement allows borrowings from banks or other financial sources of an amount up to 25% of the aggregate capital contributions to the Partnership without investor approval, and allows borrowings in excess of 25% of the total capital contributions to the Partnership with the consent of investor partners. Borrowings are not allowed during the initial drilling phase of the Partnership, but only for additional development drilling and facilities costs on Partnership prospects already drilled. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership's results of operations.

Exchange Rate Risk

The Partnership currently has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risks. The Partnership has not purchased, and does not currently expect to purchase any prospects located outside of  the United States.

ITEM 8.                          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The Partnership's financial statements and supplementary data are set forth in a separate section to this Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.                 CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef's Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities and Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef's Principal Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

There have been no changes in Reef's internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	50	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Kellam Colquitt	59	Chief Operating Officer of RELP
H. Walt Dunagin	49	Executive Vice President—Land Manager of RELP
Laura S. Klein	47	Drilling Engineering Manager of RELP
John M. Dees	53	Vice President—Operations and Engineering of RELP
Daniel C. Sibley	55	Chief Financial Officer of Reef and of RELP
David M. Tierney	54	Controller—Reef Global Energy Ventures

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, and he also serves as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2, 2006 and previously served in this position with its predecessor entity, OREI, since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

H. Walt Dunagin is Executive Vice President—Land Manager of RELP. He has held this position with RELP since January 2, 2006 and previously served in the same position with its predecessor entity, OREI, since 1990. He is a 1979 graduate of the University of Mississippi. Mr. Dunagin began his career doing independent land work for Exxon Co. U.S.A.  Since that time he has performed land work in Alabama, Mississippi, Louisiana, North Dakota, Montana, Oklahoma and Texas. For six years prior to joining OREI, he was directly involved in the sale of producing properties for Mobil, Texaco, Oryx Energy and American Exploration Company. He has been a Certified Professional Landman since 1986 and is a member of the American Association of Petroleum Landmen, Dallas Association of Petroleum Landmen and the International Association of Petroleum Negotiators.

Laura S. Klein is Drilling Engineering Manager of RELP.  She has held this position with RELP since January 2, 2006 and previously served in the same position with its predecessor entity, OREI, since 2000. She is a 1981 graduate of the Colorado School of Mines with a Bachelor's degree in Petroleum Engineering. Since receiving her degree, Ms. Klein has accumulated 25 years of experience as a drilling/completion engineer and as a worldwide rig operations supervisor. From 1996 until joining OREI, she held the position of Senior Staff Drilling Engineer with Mobil's International Drilling Services Unit and oversaw projects in Russia, China, Italy and the North Sea. Ms. Klein also managed recruiting and training for Mobil's worldwide drilling organization. Ms. Klein's professional affiliations include the Society of Petroleum Engineers, the American Association of Drilling Engineers and the American Society of Training and Development.

John M. Dees, P.E. is Vice President-Operations and Engineering of RELP. From 1994 to 2004, Mr. Dees served as a petroleum engineering consultant with Dees Well Completions. Mr. Dees has over 30 years of industry experience. Mr. Dees has conducted well completion engineering and production operations for RELP since January 2, 2006, and was previously with RELP's predecessor entity, OREI, since 2003, when he joined it in a consulting capacity. He holds a Bachelor of Science degree in Chemistry from Southwestern Oklahoma State University and a Masters in Petroleum Engineering from the University of Oklahoma. Prior to consulting for Reef, Mr. Dees worked for Halliburton Services in fracturing fluids, fracturing research engineering, and field operations engineering, as well as for numerous oil and gas companies, including Getty Oil, Sun E&P, and Oryx Energy. Mr. Dees has published several peer-reviewed technical papers and was the inventor of several U.S. and international patents on extreme overbalancing perforating stimulation and resin formation sand control. Mr. Dees is a member of the American Chemical Society and the Society of Petroleum Engineers.

Daniel C. Sibley became Chief Financial Officer of Reef in December 1999. He has served in the same position for RELP since January 2, 2006 and has served in this position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1998, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

David M. Tierney has been employed by RELP since January 2, 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney is the Controller of the Reef Global Energy Ventures partnerships. Mr. Tierney received a Bachelor's degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership's managing general partner, Reef, must comply with Reef's Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil and Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

ITEM 11.                   EXECUTIVE COMPENSATION.

The following table summarizes the items of compensation to be received by Reef as the managing general partner from the Partnership.

Recipient	Form of Compensation	Amount
Managing General Partner	Partnership interest (excluding any partnership interest resulting from the purchase of units)	10% interest
Managing General Partner	Management fee	15% of subscriptions
Managing General Partner and its Affiliates	Direct and administrative costs	Reimbursement at cost
Affiliate of the Managing General Partner	Operator's per-well charges	Competitive prices
Managing General Partner and its Affiliates	Payment for equipment, supplies, marketing, and other services	Cost or competitive prices

Reef's “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, nor the 1% interest Reef has as the result of its payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs.  Reef purchased 5.00% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all lease costs, intangible drilling and development costs, and well completion costs for a total of an 11% interest.  This 11% interest is not represented by partnership units.  Reef has a total interest in the Partnership of 15.45%.

Reef will receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership's organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially receives an amount not to exceed 13.5% to cover actual sales commissions and actual organization and syndication costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $3,464,188. Of this amount, $2,436,078 has been paid to Reef to cover actual sales commissions and organization and syndication costs, and $1,028,110 has been accrued as an account payable to be paid to Reef from net cash flow of the Partnership. The Partnership recorded $3,414,188 of this amount as syndication costs, and $50,000 as organization costs.

Reef will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the year ended December 31, 2006, the Partnership reimbursed Reef $217,183 for technical services costs which have been capitalized as project costs, and $5,203 for administrative costs included as general and administrative expenses. There were no reimbursable costs incurred by Reef for the period ending December 31, 2005.

Operators fees will be payable only if RELP or another Reef affiliate serves as operator of a Partnership prospect. Under such circumstances, such affiliate will receive fees at the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well. During the year ended December 31, 2006 and the period from inception (December 29, 2005) to December 31, 2005, the Partnership paid no operator fees. RELP will serve as operator of three Partnership prospects upon which drilling will take place during 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2006 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	48.620	5.00%	4.45%
Reef Oil & Gas Partners, L.P. (1)	—	—	11.00%

(1) Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

The managing general partner receives a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. In addition to this 11% interest not represented by Partnership units, Reef purchased 5% of the 972.404 Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders.

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See Item 11. – Executive Compensation.

ITEM 14.                   PRINCIPAL ACCOUNTING FEES AND SERVICES.

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2006	2005
Audit fees	$44,425	$30,824
Tax fees	$615	—

Fees for tax services are for review of the Partnership’s tax return.

PART IV

ITEM 15.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	1. Financial Statements

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statements of Partnership Equity
Statements of Cash Flows
Notes to Financial Statements

2. Financial Statement Schedules

3. Exhibits

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

Date:	April 11, 2007	REEF GLOBAL ENERGY VII, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

By: Reef Oil & Gas Partners, GP, LLC

		By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 11, 2007
Michael J. Mauceli	Oil & Gas Partners, L.P. (Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer (Principal Financial Officer	April 11, 2007
Daniel C. Sibley	and Principal Accounting Officer)

Reef Global Energy VII, L.P.

Financial Statements

For the Year Ended December 31, 2006 and the Period from Inception (December 29, 2005) to December 31, 2005

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VII, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VII, L.P. as of December 31, 2006 and 2005, and the related statements of operations, partnership equity, and cash flows for the year ended December 31, 2006 and the period from inception (December 29, 2005) to December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2006 and 2005, and the results of its operations and its cash flows for the year ended December 31, 2006 and the period from inception (December 29, 2005) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas

April 4, 2007

Reef Global Energy VII, L.P.

Balance Sheet

December 31,	2006	2005

Assets

Current assets:
Cash and cash equivalents	$14,571,339	$1,517,486
Accounts receivable from affiliates	40,437	75,641
Accrued interest receivable	—	1,177
Total current assets	14,611,776	1,594,304

Property and equipment:
Oil and gas properties, full cost method of accounting	1,825,482	—
Drilling in progress	3,211,249	—
Prepaid drilling costs	3,963,595	—
Accumulated depreciation and depletion	(1,825,482)	—
Net property and equipment	7,174,844	—

Total assets	$21,786,620	$1,594,304

Liabilities and Partnership Equity

Current liabilities:
Accounts payable	$—	$475
Accounts payable to affiliates	1,542,848	80,263
Total current liabilities	1,542,848	80,738

Non-current liabilities:
Accounts payable to affiliates	1,028,110	—
Total non-current liabilities	1,208,110	—

Partnership Equity
General partners	14,591,765	1,120,386
Limited partners	3,599,369	317,612
Managing general partner	1,024,528	75,568
Partnership equity	19,215,662	1,513,566

Total liabilities and partnership equity	$21,786,620	$1,594,304

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Operations

	2006	Period from inception (December 29, 2005) to December 31, 2005

Costs and expenses:
Organization expenses	$—	$50,000
General and administrative expenses	69,081	475
Property impairment expense	1,825,482	—
Total costs and expenses	1,894,563	50,475

Other income:
Interest income	691,667	1,212
Total other income	691,667	1,212

Net loss	$(1,202,896)	$(49,263)

Net loss per general partner unit	$(1,290.26)	$(729.60)
Net loss per limited partner unit	$(1,283.33)	$(719.23)
Net loss per managing general partner unit	$(251.74)	$(20.58)

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Partnership Equity

For the Year Ended December 31, 2006 and the Period

from Inception (December 29, 2005) to December 31, 2005

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Partner contributions, net of syndication costs	52.700	$1,158,836	14.932	$328,352	3.560	$75,641	71.192	$1,562,829
Net loss	—	(38,450)	—	(10,740)	—	(73)	—	(49,263)
Balance at December 31, 2005	52.700	$1,120,386	14.932	$317,612	3.560	$75,568	71.192	$1,513,566

Balance at December 31, 2005	52.700	$1,120,386	14.932	$317,612	3.560	$75,568	71.192	$1,513,566
Partner contributions, net of syndication costs	688.301	14,627,534	167.851	3,565,680	45.060	1,006,778	901.212	19,199,992
Partner distributions	—	(200,071)	—	(49,351)	—	(45,578)	—	(295,000)
Net loss	—	(956,084)	—	(234,572)	—	(12,240)	—	(1,202,896)
Balance at December 31, 2006	741.001	$14,591,765	182.783	$3,599,369	48.620	$1,024,528	972.404	$19,215,662

Distribution amount per partnership unit		$270.00		$270.00		$937.43

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Cash Flows

	2006	Period from inception (December 29, 2005) to December 31, 2005

Operating Activities
Net loss	$(1,202,896)	$(49,263)
Adjustments for non-cash transactions:
Property impairment	1,825,482	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	1,177	(1,177)
Accounts payable	(475)	475
Accounts payable to affiliates	(80,263)	80,263
Net cash provided by operating activities	543,025	30,298

Investing Activities
Property acquisition and development	(7,457,478)	—
Net cash used in investing activities	(7,457,478)	—

Financing Activities
Partner capital contributions	22,445,763	1,690,809
Syndication costs	(2,182,457)	(203,621)
Distributions to partners	(295,000)	—
Net cash provided by financing activities	19,968,306	1,487,188

Net increase in cash and cash equivalents	13,053,853	1,517,486
Cash and cash equivalents at beginning of period	1,517,486	—
Cash and cash equivalents at end of period	$14,571,339	$1,517,496

Non-cash investing transactions:
Increase in property included in accounts payable to affiliates	$1,542,848	$—
Non-cash financing transactions:
Managing partner capital contributions included in receivables from affiliates	$40,437	$75,641
Syndication costs included in non-current accounts payable to affiliates	$1,028,110	—

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Notes to Financial Statements

December 31, 2006

1. Organization and Basis of Presentation

Reef Global Energy VII, L.P. (the Partnership) is the second in a series of Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the SEC) on July 7, 2005. In order to be formed, each partnership is required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. Each partnership to be formed as a part of the Program will offer a minimum of 1,000 and a maximum of 2,000 units for sale. The Program is authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 through July 7, 2007. Reef Global Energy VII, L.P. offered 1,200 units for sale ($30,000,000), consisting of up to 240 limited partner units and up to 960 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Program filed a prospectus supplement with the SEC on November 15, 2005 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on December 29, 2005. The Partnership offering closed April 28, 2006, with sales to outside investors totaling 182.783 limited partner units and 741.001 general partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (Reef) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (investor partners). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchases working interests in exploratory and developmental drilling prospects and drills oil and gas wells located primarily onshore in the continental United States. Other partnerships formed as a part of this Program may also own interests in the wells purchased by this Partnership. In instances where the partnerships own a majority working interest in a well, the well may be operated by Reef Exploration, L.P. (RELP), an affiliate of the managing general partner. The Partnership began purchasing property interests during 2006. As of December 31, 2006, the Partnership has purchased interests in twelve prospects upon which nineteen wells are expected to be drilled. The Partnership is continuing to acquire leases and expects drilling operations to continue through 2007.

During the year following completion of the drilling phase of the Partnership, all general partner units purchased by investor partners will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, certain expense items are allocated differently between the managing general partner and the investor partners. Cash distributions to partners of the net cash flow from interest income and oil and gas sales revenues, less operating, general and administrative, and other costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

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

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the December 31, 2005 financial statements. Syndication costs represent costs incurred in conjunction with the offering of partnership units. These costs, totaling $3,210,567 and $203,621 during 2006 and 2005, respectively, have been recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the year ended December 31, 2006, the Partnership recognized property impairment expense of $1,825,482 as a result of the initial three wells drilled by the Partnership during 2006 all being unsuccessful.

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

Statement of Financial Accounting Standards No. 143, “Accounting for Retirement Obligations” (SFAS 143) addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recorded in the period in which it is incurred and the corresponding cost capitalized by increasing the carrying amount of the related long-lived asset. The liability is accreted to its then present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS 143 is effective for the Partnership as of its inception date. As of December 31, 2006 the Partnership had no productive long-lived assets and therefore had no asset retirement obligation.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

The book basis of the Partnership’s assets exceeds the tax basis of the assets by approximately $5.11 million at December 31, 2006, primarily due to the deduction of intangible drilling costs and prepaid drilling costs for tax purposes.

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157). This standard clarifies the principal that fair value should be based on the assumptions that market participants would use when pricing an asset or liability. Additionally, it establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. We have not yet determined the impact that the implementation of SFAS No. 157 will have on our results of operations or financial condition, if any. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.

3. Transactions with Affiliates

The Partnership has no employees. RELP, an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the year ended December 31, 2006 and the period from inception (December 29, 2005) to December 31, 2005, the Partnership incurred technical services costs of $217,183 and $0, respectively, which have been capitalized as project costs, and incurred administrative services costs of $5,203 and $0, respectively, which have been expensed as general and administrative expenses.

The Partnership has accounts receivable from Reef totaling $40,437 and $75,641 at December 31, 2006 and 2005. The December 31, 2005 balance due consists of $75,641 for the purchase of 3.560 Partnership units. Reef is required to purchase a minimum of 5% of the units in the Partnership. Reef paid this balance during February 2006.

Reef, as managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to the costs it pays as a result of purchasing 5% of Partnership units. The December 31, 2006 balance of $40,437 represents the 1% contribution due to the Partnership in connection with property costs incurred by the Partnership during the fourth quarter of 2006. Reef paid the balance in full during March 2007.

Accounts payable to affiliates totaled $2,570,958 as of December 31, 2006. RELP processes joint interest billings on behalf of the Partnership. The balance includes $1,181,862 due RELP in connection with drilling invoices paid by RELP on behalf of the Partnership, and $210,250 for technical services costs. The Partnership settles its balances with RELP on a quarterly basis.

Accounts payable to affiliates as of December 31, 2006 also includes $1,028,110 for the unpaid portion of the 15% management fee due Reef for organization and syndication costs, including sales commissions. The management fee is payable in two parts. Reef initially receives an amount not to exceed 13.5% to recover actual commissions and organization and syndication costs. This remaining balance of $1,028,110, representing the portion of the management fee in excess of actual commissions and organization and syndication costs, will be paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership has no productive properties as of December 31, 2006. The Partnership will begin paying this additional management fee amount when it has productive properties and begins distribution of net revenues to investor partners. The liability has been classified as non-current since the Partnership currently has no productive properties and the initial date of repayment is currently unknown.

Reef had entered into, and allowed to expire, two agreements (the CMI Agreements) with Challenger Minerals, Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The CMI Agreements allowed Reef the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef paid CMI for the geological and geophysical services provided by CMI under the CMI Agreements. Reef has also entered into an agreement with Access Exploration Corp (AEC), also a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement allows Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef pays AEC for the geological and geophysical services provided by AEC under this agreement. Reef may enter into additional agreements with other third parties to screen exploratory and developmental prospects.

Prospects approved for acquisition by Reef under these agreements are assigned to this Partnership as well as other limited partnerships formed as part of the Program. Each partnership formed as a part of the Program pays Reef an estimated payment as reimbursement, on a pro rata basis, of the fees paid by Reef under these agreements. When the Program’s offering is completed, the actual fees to be reimbursed by each partnership formed as a part of the Program will be calculated based upon each partnership’s total capital contributions, and each partnership formed will either receive an additional assessment or refund of fees. Total reimbursement to Reef by the partnerships formed as a part of this Program will not exceed the actual fees paid by Reef under these agreements. As of December 31, 2006, this Partnership accrued an estimated payment to Reef of $150,736, which was paid to Reef during the first quarter of 2007. The payment has been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties.

The December 31, 2005 accounts payable to affiliates balance of $80,263 consists of funds due Reef for the unpaid portion of the 15% management fee due at December 31, 2005 for organization and syndication costs, including sales commissions (see Note 7).

4. Prepaid Drilling Costs

As of December 31, 2006, the Partnership has prepaid $3,963,595 in connection with intangible drilling costs to be incurred on wells in which the Partnership has a working interest and which are drilling at December 31, 2006 or will be drilled during 2007.

5. Major Customers

The Partnership will sell crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of December 31, 2006 and 2005, the Partnership had no oil and gas production and, therefore, had no customers.

6. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings. See Note 8 for a summary of the Partnership’s drilling and development plans.

7. Partnership Equity

Sales of Partnership units began on November 15, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on December 29, 2005 and the sale of Partnership units was closed on April 28, 2006. The Partnership raised $23,094,590 from the sale of 923.784 Partnership units to investor partners. Reef purchased 48.620 units (5%) for $1,033,179. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred, in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. As of December 31, 2006, Reef had paid $8,803 in connection with this obligation.

The Partnership has $20,672,384 available for Partnership oil & gas operations, net of the management fee of $3,464,188. Of the $3,464,188 management fee, syndication costs were $3,414,188 and organization costs were $50,000.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

8. Partnership Projects

As of December 31, 2005, the Partnership had not purchased any exploratory and developmental prospects. During 2006, the Partnership purchased interests in twelve prospects upon which a total of seven exploratory and twelve developmental wells are expected to be drilled.

During 2006, the Partnership completed two exploratory wells and one developmental well. All three of the wells were unsuccessful and have been plugged and abandoned as of December 31, 2006. The Partnership also had three exploratory and two developmental wells in progress. The Partnership expects to purchase additional prospects during 2007 and expects drilling operations to continue throughout 2007.

One developmental prospect purchased by the Partnership, upon which eight developmental wells are expected to be drilled during 2007, is also owned by another partnership in the Program, and RELP will serve as operator of the prospect.

9. Subsequent Events (unaudited)

Subsequent to December 31, 2006, the Partnership completed drilling operations on three of the exploratory and one of the developmental wells in progress at that date. The developmental well is currently being completed and is expected to be productive. One of the exploratory wells was unsuccessful, a second began production operations in March 2007, and the third is expected to be completed during the second quarter of 2007 as a productive well.

The Partnership has completed the drilling of one exploratory and five developmental wells subsequent to December 31, 2006. The exploratory well was unsuccessful, while all five of the developmental wells are undergoing completion operations and are expected to begin production during the second quarter.

10. Supplemental Information on Oil & Gas Exploration and Production Activities (Unaudited)

Capitalized Costs

The capitalized costs of oil and gas properties are as follows:

December 31,	2006	2005

Oil and gas properties:
Full cost pool	$1,825,482	$
Drilling in progress	3,211,249
Prepaid drilling costs	3,963,595	—
Total oil and gas properties	9,000,326	—
Accumulated depreciation, depletion and impairment	(1,825,482)	—
Net oil and gas property	$7,174,844	$—

Costs Incurred

Costs incurred in property acquisition, exploration, development, and production activities consisted of the following:

	2006	2005

Oil and gas properties:
Exploration costs	$4,594,773	—
Development costs	4,405,553	—
Total costs incurred	$9,000,326	—

11. Supplementary Quarterly Financial Data (Unaudited)

Period from Inception (December 29, 2005) to December 31, 2005	4th Qtr	Totals
Total oil and gas sales	$—	$—
Loss from operations	(50,475)	(50,475)
Net loss	(49,263)	(49,263)
Net loss per managing general partner unit	(20.58)	(20.58)
Net loss per general partner unit	(729.60)	(729.60)
Net loss per limited partner unit	(719.23)	(719.23)

Net loss allocated to partners other than the managing general partner differs due to the allocation of interest income among the partners.

Year ended December 31, 2006	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total oil and gas sales	$—	$—	$—	$—	$—
Loss from operations	(19,153)	(37,339)	(545,482)	(1,292,589)	(1,894,563)
Net income (loss)	17,602	148,668	(319,810)	(1,049,356)	(1,202,896)
Net income (loss) per managing general partner unit	(55.05)	587.25	11.04	(794.98)	(251.74)
Net income (loss) per general partner unit	19.99	130.62	(346.78)	(1,094.09)	(1,290.26)
Net income (loss) per limited partner unit	29.92	127.62	(346.78)	(1,094.09)	(1,283.33)

Net loss allocated to partners other than the managing general partner differs due to the allocation of interest income among the partners.

The third quarter loss from operations includes property impairment expense of $525,746. The fourth quarter loss from operations includes property impairment expense of $1,299,736.

EXHIBIT INDEX

3.1	Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52540, as filed with the SEC on March 30, 2007).

3.2	Form of Limited Partnership Agreement (incorporated by reference to Exhibit 3.1 to Form S-1, SEC File No. 333-122935, as filed with the SEC on June 24, 2005).

10.1

Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the SEC on March 5, 2002).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350.