Form 10-Q
period 2007-03-31
Reef Global Energy VII, L.P.
filed 2007-05-21
CIK 1344530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, the registrant had 48.620 units held by the managing general partner, 741.001 units of additional general partner interest and 182.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.
Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.
Condensed Balance Sheets

	March 31,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$9,719,719	$14,571,339
Accounts receivable from affiliates	68,657	40,437
Total current assets	9,788,376	14,611,776

Property and equipment:
Oil and gas properties, full cost method of accounting	6,085,382	1,825,482
Drilling in progress	5,716,684	3,211,249
Prepaid drilling costs	1,794,344	3,963,595
Accumulated depreciation and depletion	(5,787,904)	(1,825,482)
Net property and equipment	7,808,506	7,174,844

Total assets	$17,596,882	$21,786,620

Liabilities and partnership Equity

Current liabilities:
Accounts payable	$321	$—
Accounts payable to affiliates	1,356,361	1,542,848
Total current liabilities	1,356,682	1,542,848

Noncurrent liabilities:
Asset retirement obligation	12,452	—
Accounts payable to affiliates	1,028,110	1,028,110
Total non-current liabilities	1,040,562	1,028,110

Partnership Equity
General partners	11,519,576	14,591,765
Limited partners	2,841,551	3,599,369
Managing general partner	838,511	1,024,528
Partnership equity	15,199,638	19,215,662

Total liabilities and partnership equity	$17,596,882	$21,786,620

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Condensed Statements of Operations

	For the three months ended March 31 (unaudited)
	2007	2006

Revenues:
Oil and gas sales	$9,579	$—
Total revenues	9,579	—

Costs and expenses:
Lease operating expenses	1,068	—
Production taxes	488	—
General and administrative expenses	13,177	19,153
Accretion of asset retirement obligation	63	—
Depreciation, depletion and amortization	78,270	—
Property impairment	3,884,152	—
Total costs and expenses	3,977,218	19,153

Loss from operations	(3,967,639)	(19,153)

Other income:
Interest income	142,958	36,755
Total other income	142,958	17,602

Net income (loss)	$(3,824,681)	$17,602

Net income (loss) per general partner unit	$(3,908.03)	$56.77
Net income (loss) per limited partner unit	$(3,908.03)	$35.81
Net loss per managing general partner unit	$(4,411.83)	$(99.75)

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Condensed Statements of Cash Flows

	For the three months ended March 31,(unaudited)
	2007	2006

Operating Activities
Net income (loss)	$(3,824,681)	$17,602
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	78,270	—
Property impairment	3,884,152	—
Accretion of asset retirement obligation	63	—
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	—	1,177
Accounts receivable from affiliates	—	(475)
Accounts payable	321	—
Accounts payable to affiliates	—	745,227
Net cash provided by operating activities	138,125	763,531

Investing Activities
Property acquisition and development	(4,770,182)	—
Net cash used in investing activities	(4,770,182)	—

Financing Activities
Partner capital contributions	40,437	11,132,174
Syndication costs	—	(1,658,480)
Partner distributions	(260,000)	—
Net cash provided by (used in) financing activities	(219,563)	9,473,694

Net increase (decrease) in cash and cash equivalents	(4,851,620)	10,237,225
Cash and cash equivalents at beginning of period	14,571,339	1,517,486
Cash and cash equivalents at end of period	$9,719,719	$11,754,711

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$68,657	$418,994
Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$1,356,361	$—

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Notes to Condensed Financial Statements (unaudited)
March 31, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K). The Partnership began oil and gas drilling activities with the capital raised by the Partnership during May 2006, and drilling operations are expected to continue through the remainder of 2007. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2007, the results for the three month periods ended March 31, 2007 and 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three month period ended March 31, 2007, the Partnership recognized property impairment expense of $3,884,152.

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

The following table summarizes the Partnership’s asset retirement obligation for the three months ended March 31, 2007. The Partnership had no productive long-lived assets at December 31, 2006.

Three months ended March 31, 2007
Beginning asset retirement obligation	$—
Additions related to new properties	12,389
Accretion expense	63
Ending asset retirement obligation	$12,452

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5% of the Partnership units. During the three month period ended March 31, 2007, this 1% obligation totaled $68,657. The Partnership settles its balances with Reef on a quarterly basis.

The Partnership has no employees.  Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for direct and administrative services at cost. During the three month period ended March 31, 2007 the Partnership incurred technical services costs totaling $352,842, which have been capitalized as project costs, and incurred general and administrative costs totaling $1,157.

RELP processes joint interest billings on behalf of the Partnership. At March 31, 2007, the Partnership owed RELP $1,003,519 in connection with drilling invoices paid by RELP on behalf of the Partnership and $352,842 for technical services costs. The Partnership settles its balances with RELP on a quarterly basis.

Accounts payable to affiliates at March 31, 2007 also includes $1,028,110 for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions.  The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership has not yet begun the recovery of the unpaid portion of the management fee. The liability has been classified as non-current because the initial date and timing of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net income/(loss) per type of Partnership unit for the three months ended March 31, 2007 and 2006 is detailed below. The Partnership was still open for investor subscriptions at March 31, 2006, and was closed to investors on April 30, 2006.

For the three months ended March 31, 2007

Type of Unit	Number of Units	Net loss	Net income/(loss) per unit
Managing general partner units	48.620	$(214,504)	$(4,411.83)
General partner units	741.001	(2,895,855)	(3,908.03)
Limited partner units	182.783	(714,322)	(3,908.03)
Total	972.404	$(3,824,681)

For the three months ended March 31, 2006

Type of Unit	Number of Units	Net income (loss)	Net income/(loss) per unit
Managing general partner units	26.837	$(2,677)	$(99.75)
General partner units	413.579	14,811	35.81
Limited partner units	96.314	5,468	56.77
Total	536.730	$17,602

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the Partnership’s financial position, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our financial statements and the related notes thereto, included in the 2006 10-K.

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations and to pay for such drilling operations.

To date, the Partnership has purchased interests in seven exploratory and five developmental prospects upon which it expects to drill seven exploratory and twelve developmental wells. All of these wells are either drilling or have completed drilling as of the date of this report. The Partnership has one successful exploratory well that began production operations in March 2007, and has ten developmental wells that are currently in various stages of completion and are expected to begin production during the second quarter of 2007. One exploratory and one developmental well are currently drilling, and five exploratory and one developmental well were unsuccessful. The Partnership expects to purchase interests in additional prospects and drill approximately 22-25 wells in total with its available capital. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. To date, the Partnership has purchased interests in four prospects in Louisiana, seven prospects in Texas, and one prospect in Wyoming. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow an amount equal to up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Borrowings of an aggregate amount in excess of 25% of Partnership’s aggregate capital contributions require approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted to, but has not and is not expected to, engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2006 10-K.

Liquidity and Capital Resources

The Partnership has working capital of $8,431,694 at March 31, 2007, which includes $279,625 of interest income to be distributed to partners, leaving $8,152,069 from which to pay costs incurred during the drilling phase of operations. Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the net capital contribution of $20,663,581, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, is the total amount available to the Partnership for drilling and administrative costs. Please see Item 1A of the 2006 10-K for a list of risk factors that could impact the Partnership. In August 2006, the Partnership began distributing to investors the interest income it earned and it will distribute the net cash flow from successful Partnership wells when received. These funds will not be available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities during the remainder of 2007. The Partnership expects to participate in the drilling of approximately 22-25 wells in total.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Three Months Ended March 31, 2007 and 2006

During the three months ended March 31, 2006, the Partnership was still open for investor subscriptions and had not begun any drilling activities. The Partnership earned $36,755 in interest income from the investment of partner capital contributions and incurred $19,153 in general and administrative costs, of which $15,000 were professional fees incurred in connection with the audit of the 2005 financial statements and review of the Partnership’s report on Form 10-K for 2005.

During the three months ended March 31, 2007, the Partnership incurred a net loss of $3,824,681. The Partnership completed drilling operations on four exploratory wells during the three months ended March 31, 2007. Three exploratory wells were unsuccessful and one exploratory well was successful and began production operations in March 2007. The costs of these four wells exceeded the estimated value of discovered oil and gas reserves, resulting in property impairment costs totaling $3,884,152 during the three months ended March 31, 2007.  The Partnership currently has one productive exploratory well and has ten developmental wells in various stages of completion, all of which are expected to begin production operations before the end of the second quarter. We expect Partnership revenues to increase as these wells are brought into production, but until initial production rates are established the level of revenues and rate of increase cannot be determined. The oil and gas revenues for the three months ended March 31, 2007 come from the Partnership’s lone productive well which began production in March 2007. The Partnership’s loss was primarily the result of the property impairment charge. During the second quarter, the level of interest income will decline as the Partnership expends the invested funds for the drilling and completion of wells. General and administrative expenses will begin to increase as administrative costs provided by RELP in connection with the administration of productive partnership wells increases.

Net proved oil and gas reserves at March 31, 2007 from the Partnership’s successful exploratory well are presented below. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimates at March 31, 2007 utilize the March 31, 2007 (NYMEX) price of $65.87 per barrel, and natural gas (Henry Hub) price of $7.73 per MMbtu, adjusted for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $10,000 as of March 31, 2007. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2007	7,690	7,690

The standardized measure of discounted cash flows is computed by applying the above quarter end prices, adjusted on a property by property basis for energy content, quality and transportation costs, and a discount factor of 10% to proved reserves. The standardized measure of discounted cash flows does not purport to present the fair value of our oil and natural gas reserves.

Standardized measure of discounted cash flows
March 31, 2007	$297,478

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership currently has no borrowings. The partnership agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The Partnership is permitted to borrow monies for additional development drilling and facilities costs on Partnership prospects already drilled. Upon completion of the drilling phase of operations, should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership is affected by such changes.

Commodity Price Risk

The Partnership has not and is not expected to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes. The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Exchange Rate Risk

The Partnership currently has not committed funds to any foreign projects and has no income from foreign sources or operations in foreign countries that would subject it to currency exchange rate risk. The Partnership does not currently expect to purchase any prospects located outside of the United States.

Item 4T. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended March 31, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, Item 1A of the 2006 10-K, which could materially affect our business, financial condition or future results. The risks described in our 2006 10-K are not the only risks facing the Partnership. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. There have been no material changes from the risk factors previously disclosed in the 2006 10-K.

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

During the offering period ending on April 30, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Also, Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $24,127,769. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of March 31, 2007, Reef has contributed $49,240 and has accrued $68,657 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,663,581 available for Partnership oil and gas operations. As of March 31, 2007, the Partnership had expended $13,584,021 on property acquisitions and prepayments and $82,733 on general and administrative expenses, including amounts in accounts payable at March 31, 2007. The Partnership intends to utilize all remaining available Partnership capital for oil and gas activities by December 31, 2007.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 21, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 21, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)