Form 10-Q
period 2007-06-30
Reef Global Energy VII, L.P.
filed 2007-08-20
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, the registrant had 48.620 units held by the managing general partner, 741.001 units of additional general partner interest and 182.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.
Condensed Balance Sheets

	June 30,	December 31
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$6,883,613	$14,571,339
Accounts receivable from affiliates	41,643	40,437
Total current assets	6,925,256	14,611,776

Property and equipment:
Oil and gas properties, full cost method of accounting	13,117,277	1,825,482
Drilling in progress	3,830,653	3,211,249
Prepaid drilling costs	389,308	3,963,595
Accumulated depreciation and depletion	(6,408,868)	(1,825,482)
Net property and equipment	10,928,370	7,174,844

Total assets	$17,853,626	$21,786,620

Liabilities and partnership Equity

Current liabilities:
Oil and gas sales payable	$1,133	$—
Accounts payable to affiliates	2,536,831	1,542,848
Total current liabilities	2,537,964	1,542,848

Noncurrent liabilities:
Asset retirement obligation	76,507	—
Accounts payable to affiliates	775,096	1,028,110
Total non-current liabilities	851,603	1,028,110

Partnership Equity
General partners	10,945,390	14,591,765
Limited partners	2,699,916	3,599,369
Managing general partner	818,753	1,024,528
Partnership equity	14,464,059	19,215,662

Total liabilities and partnership equity	$17,853,626	$21,786,620

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Condensed Statements of Operations

	For the three months ended June 30 (unaudited)		For the six months ended June 30 (unaudited)
	2007	2006	2007	2006

Revenues:
Oil and gas income	$147,135	$—	$156,714	$—
Total revenues	147,135	—	156,714	—

Costs and expenses:
Lease operating	17,821	—	18,889	—
Production taxes	7,541	—	8,029	—
General and administrative	51,717	37,339	64,894	56,492
Accretion of asset retirement obligation	597	—	660	—
Depreciation, depletion and amortization	80,820	—	159,090	—
Property impairment	540,144	—	4,424,296	—
Total costs and expenses	698,640	37,339	4,675,858	56,492

Loss from operations	(551,505)	(37,339)	(4,519,144)	(56,492)

Other income:
Interest income	99,783	186,007	242,741	222,762
Total other income	99,783	186,007	242,741	222,762

Net income (loss)	$(451,722)	$148,668	$(4,276,403)	$166,270

Net income (loss) per general partner unit	$(476.97)	$130.62	$(4,385.00)	$150.61
Net income (loss) per limited partner unit	$(476.97)	$127.62	$(4,385.00)	$157.54
Net income (loss) per managing general partner unit	$(228.53)	$587.25	$(4,640.36)	$532.19

See accompanying notes to condensed financial statements

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

	For the six months ended June 30, (unaudited)
	2007	2006

Operating Activities
Net income (loss)	$(4,276,403)	$166,270
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	159,090	—
Property impairment	4,424,296	—
Accretion of asset retirement obligation	660	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,135
Accounts payable	1,133	(475)
Accounts payable to affiliates	257,605	(68,401)
Net cash provided by operating activities	566,381	98,529

Investing Activities
Property acquisition and development	(7,524,687)	—
Net cash used in investing activities	(7,524,687)	—

Financing Activities
Partner capital contributions	109,094	22,436,960
Offering costs	(253,014)	(2,182,457)
Partner distributions	(585,500)	—
Net cash provided by (used in) financing activities	(729,420)	20,254,503

Net increase (decrease) in cash and cash equivalents	(7,687,726)	20,353,032
Cash and cash equivalents at beginning of period	14,571,339	1,517,486
Cash and cash equivalents at end of period	$6,883,613	$21,870,518

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$41,643	$—
Syndication costs included in non-current accounts payable to affiliates	$—	$1,028,110
Non-cash investing transactions:
Property additions included in accounts payable to affiliates	$2,279,226	$152,694

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Notes to Condensed Financial Statements (unaudited)
June 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K). The Partnership began oil and gas drilling activities with the capital raised by the Partnership during May 2006, and drilling operations are expected to continue through the remainder of 2007. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2007, the results for the three and six month periods ended June 30, 2007 and 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves.  Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Excess costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, except in unusual circumstances. During the three and six month periods ended June 30, 2007, the Partnership recognized property impairment expense of $540,144 and $4,424,296.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2007. The Partnership had no productive long-lived assets at December 31, 2006.

Six months ended June 30, 2007
Beginning asset retirement obligation	$—
Additions related to new properties	75,847
Accretion expense	660
Ending asset retirement obligation	$76,507

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred, in addition to having purchased 5% of the Partnership units. During the three and six month periods ended June 30, 2007, this 1% obligation totaled $41,643 and $110,300.  The Partnership settles its balances with Reef on a quarterly basis.

The Partnership has no employees.  Reef Exploration, L.P. (RELP), an affiliate of Reef, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2007, the Partnership incurred technical services costs totaling $348,065 and $700,907, which have been capitalized as project costs, and incurred general and administrative costs totaling $3,434 and $4,591.

RELP processes joint interest billings and revenues on behalf of the Partnership. At June 30, 2007, the Partnership owed RELP $1,931,161 for net drilling invoices paid by RELP in excess of revenues processed by RELP on behalf of the Partnership, $348,065 for technical service costs, and $4,591 for general and administrative costs.  The Partnership settles its balances with RELP on a quarterly basis.

Accounts payable to affiliates at June 30, 2007 also includes $253,014 for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions.  The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. During the three month period ended June 30, 2007, Reef incurred actual costs totaling $253,014 and $253,014.  The $253,014 incurred during the second quarter of 2007 was transferred from non-current liabilities to current liabilities and paid to Reef during July 2007. The remaining balance will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year.  The timing of the recovery is solely at the discretion of the managing general partner.  The Partnership has not yet begun the recovery of the unpaid portion of the management fee.  The liability has been classified as non-current because the initial date and timing of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and six month periods ended June 30, 2007 is detailed below:

For the three months ended June 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(11,111)	$(228.53)
General partner units	741.001	(353,430)	(476.97)
Limited partner units	182.783	(87,181)	(476.97)
Total	972.404	$(451,722)

For the six months ended June 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(225,615)	$(4,640.36)
General partner units	741.001	(3,249,285)	(4,385.00)
Limited partner units	182.783	(801,503)	(4,385.00)
Total	972.404	$(4,276,403)

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in the section captioned “RISK FACTORS” contained in the Program’s prospectus dated July 8, 2005 and the prospectus supplement dated November 15, 2005. Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds will be used to purchase prospects upon which the Partnership will conduct drilling operations, and to pay for such drilling operations.

To date, the Partnership has purchased interests in seven exploratory and seven developmental prospects upon which it expects to drill seven exploratory and twenty-one developmental wells. Twenty-one of these wells are either drilling or have completed drilling as of the date of this report. The Partnership has one successful exploratory well that began production operations during the first quarter, has six developmental wells that began production operations during the second quarter, has three developmental wells that began production operations during the third quarter, has two developmental wells currently being completed, has one developmental well that is currently drilling, and has one developmental well that is expected to be sidetracked later this year. The Partnership has drilled six unsuccessful exploratory wells and one unsuccessful developmental well. During the second quarter the Partnership purchased interests in two developmental prospects. One of the wells currently being completed is located on one of the prospects purchased during the second quarter. The Partnership expects to drill eight developmental wells during the second half of 2007 on the second developmental prospect purchased during the second quarter. The first of these eight wells is currently drilling. The Partnership expects to purchase interests in additional prospects and drill approximately 30 wells in total with its available capital. The Partnership expects to operate solely in the United States, although there are no restrictions regarding prospect locations. To date, the Partnership has purchased interests in four prospects in Louisiana, eight prospects in Texas, one prospect in Wyoming, and one prospect in New Mexico. RELP, an affiliate of the managing general partner, and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987.

The Partnership does not operate in any other industry segment. Should any prospect in which the Partnership has an interest be determined to warrant additional development activity, the Partnership may borrow any amount up to 25% of the Partnership’s aggregate capital contributions without the consent of the investor partners, provided the lender agrees it will have no recourse against individual investor partners. The Partnership is prohibited from issuing additional cash calls to investor partners. Total borrowings cannot exceed 25% of the Partnership’s aggregate capital contributions without the approval of the investor partners. The Partnership is not allowed to borrow funds during the drilling phase of Partnership operations. Should the Partnership elect to borrow monies for additional development activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership is permitted but has not and is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 3—Quantitative and Qualitative Disclosures About Market Risk.”

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the 2006 10-K.

Liquidity and Capital Resources

The Partnership has working capital of $4,378,292 at June 30, 2007 which includes $171,327 of net revenue and interest income which will be distributed to partners. Deferred organization and offering costs payable to Reef total $775,096, leaving $3,431,869 from which to pay costs incurred during the drilling phase of operations.  Because the Partnership is not allowed to borrow funds during the drilling phase of operations, the net capital contributions of $20,663,581, plus the additional 1% of all leasehold, drilling and completion costs which will be contributed by Reef, is the total amount available to the Partnership for drilling and administrative costs.  Please see Item 1A of the 2006 10-K for a list of risk factors that could impact the Partnership.  In August 2006, the Partnership began distributing interest income to investors, and in May 2007 the Partnership began distributing the net cash flow from successful Partnership wells to investors. These funds will not be available for drilling activities.

The Partnership expects to utilize the remaining available capital contributions for lease acquisition and drilling activities during the remainder of 2007. The Partnership expects to participate in the drilling of approximately 30 wells in total.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

Results of Operations

Three Months Ended June 30, 2007 and 2006

The operations for the three months ended June 30, 2006 are not comparable to the results for the three months ended June 30, 2007 because the Partnership had no production operations until the first quarter of 2007. During the three month period ended June 30, 2006, the sole source of Partnership income was $186,007 of interest income earned on invested partner capital contributions, offset by $37,339 in general and administrative expenses. Partnership net income for the three months ended June 30, 2006 totaled $148,668.

During the three months ended June 30, 2007, the Partnership saw its first quarter with substantial oil and gas revenues from productive wells. The Partnership’s first successful well began operations in March 2007. During the second quarter, six additional successful developmental wells began producing oil and gas, and three additional developmental wells have begun operations during the third quarter. Total oil and gas revenues for the second quarter were $147,135. None of the six wells which began producing oil and gas during the second quarter were operational for the entire quarter. The Partnership expects revenues to increase during the final two quarters of 2007. The Partnership incurred general and administrative expenses of $51,717 during the second quarter compared to only $13,177 incurred during the first quarter. Approximately $24,000 of the general and administrative costs incurred this quarter was related to the audit of the 2006 Partnership financial statements. During the last two quarters of the year we expect general and administrative costs to decline from the level of the second quarter, with the drop in audit costs being partially offset by increases in general and administrative costs paid to RELP in connection with the increased levels of operational activity.

Interest income has continued to decrease as invested Partnership capital is expended on drilling operations. During the second quarter, interest income totaled $99,783 compared to $142,958 for the first quarter of 2007. During the last half of 2007 we expect to expend substantially all of the original Partnership capital. The resulting loss of interest income, however, is expected to be more than offset by the oil and gas revenues from successful partnership wells.

The Partnership loss of $451,722 incurred during the second quarter was primarily attributable to a property impairment charge of $540,144, which was incurred primarily due to an unsuccessful exploratory well drilled during the second quarter.

Six Months Ended June 30, 2007 and 2006

The operations for the six months ended June 30, 2006 are not comparable to the results for the six months ended June 30, 2007 because the Partnership had no production operations until the first quarter of 2007. During the six month period ended June 30, 2006, the sole source of Partnership income was $222,762 of interest income earned on invested partner capital contributions, offset by $56,492 in general and administrative expenses. Partnership net income for the six months ended June 30, 2006 totaled 166,270.

During the six months ended June 30, 2007, the Partnership had oil and gas revenues totaling $156,714. The Partnership’s first successful well began operations in March 2007. During the second quarter, six additional successful developmental wells began producing oil and gas, and three additional developmental wells have begun operations during the third quarter. None of the producing wells were operational for the entire six months. The Partnership expects revenues to increase during the final two quarters of 2007. The Partnership incurred general and administrative expenses of $64,894 during the first six months of 2007. Approximately $24,000 of the general and administrative costs incurred this period was related to the audit of the 2006 Partnership financial statements. During the second half of 2007 we expect general and administrative costs close to the level incurred during the first half of the year, with increases in general and administrative costs paid to RELP in connection with the increased levels of operational activity offsetting the audit costs.

Interest income has continued to decrease as invested Partnership capital is expended on drilling operations. During the six months ended June 30, 2007, interest income totaled $242,741, of which only $99,783 was incurred during the second quarter. During the last half of 2007 we expect another sharp decline in interest income as we expect to expend substantially all of the original Partnership capital on drilling operations. This loss of interest income is expected to be more than offset by the oil and gas revenues from successful partnership wells.

The Partnership incurred a net loss of $4,276,403 during the six months ended June 30, 2007. Property impairment expense incurred during this period totaled $4,424,296 as a result of four unsuccessful exploratory wells drilled during the period. The Partnership currently does not own interests in any un-drilled exploratory prospects, and activity during the second half of 2007 will focus primarily on a developmental prospect in New Mexico where the Partnership has begun drilling eight developmental wells.

Net proved oil and gas reserves at June 30, 2007 include reserves from the seven productive Partnership wells at that date. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimate of proved reserves at June 30, 2007 uses closing NYMEX prices of $70.68 per barrel and $6.77 per MMbtu, adjusted by property for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $82,000 as of June 30, 2007. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2007	199,641	204,076

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

Item 4. Controls and Procedures

As the Managing General Partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. As of the end of the period covered by this report, Reef’s Principal Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) with the assistance and participation of other members of management. Based upon that evaluation, Reef’s Principal Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, Reef’s disclosure controls and procedures were effective at a reasonable assurance level for gathering, analyzing and disclosing the information the Partnership is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. During our fiscal quarter ended June 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period ending on April 30, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Also, Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $24,127,769. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of June 30, 2007, Reef has contributed $117,897 and has accrued $41,643 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,823,121 available for Partnership oil and gas operations. As of June 30, 2007, the Partnership had expended $17,261,391 on property acquisitions and prepayments and $129,861 on general and administrative expenses, including amounts in accounts payable at June 30, 2007. The Partnership intends to utilize all remaining available Partnership capital for oil and gas activities by December 31, 2007.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 20, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: August 20, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)