Form 10-Q
period 2007-09-30
Reef Global Energy VII, L.P.
filed 2007-11-19
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File Number: 333-122935-02

REEF GLOBAL ENERGY VII, L.P.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-3963203 (I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080 (Address of principal executive offices, including zip code)	(972) 437-6792 (Registrant’s telephone number, including area code)

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

As of November 14, 2007, the registrant had 48.620 units held by the managing general partner, 741.001 units of additional general partner interest and 182.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2007	2006
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$2,603,088	$14,571,339
Accounts receivable from affiliates	23,275	40,437
Total current assets	2,626,363	14,611,776

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $6,706,048 and $1,825,482	10,773,215	—
Unproved properties	2,155,878	3,211,249
Net oil and gas properties	12,929,093	3,211,249

Other assets:
Prepaid drilling costs	—	3,963,595
Total other assets	—	3,963,595

Total assets	$15,555,456	$21,786,620

Liabilities and partnership Equity

Current liabilities:
Accounts payable to affiliates	$312,389	$1,542,848
Total current liabilities	312,389	1,542,848

Noncurrent liabilities:
Asset retirement obligation	108,562	—
Accounts payable to affiliates	775,096	1,028,110
Total non-current liabilities	883,658	1,028,110

Partnership Equity
General partners	10,835,717	14,591,765
Limited partners	2,672,862	3,599,369
Managing general partner	850,830	1,024,528
Partnership equity	14,359,409	19,215,662

Total liabilities and partnership equity	$15,555,456	$21,786,620

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statements of Operations

	For the three months ended September 30 (unaudited)		For the nine months ended September 30 (unaudited)
	2007	2006	2007	2006

Revenues:
Oil and gas income	$635,516	$—	$792,230	$—
Total revenues	635,516	—	792,230	—

Costs and expenses:
Lease operating	52,668	—	71.557	—
Production taxes	33,386	—	41,415	—
Accretion of asset retirement obligation	1,904	—	2,564	—
Depreciation, depletion and amortization	297,180	—	456,270	—
Property impairment	—	525,746	4,424,296	525,746
General and administrative	28,476	19,736	93,370	76,228
Total costs and expenses	413,614	545,482	5,089,472	601,974

Income (loss) from operations	221,902	(545,482)	(4,297,242)	(601,974)

Other income:
Interest income	52,173	225,672	294,914	448,434
Total other income	52,173	225,672	294,914	448,434

Net income (loss)	$274,075	$(319,810)	$(4,002,328)	$(153,540)

Net income (loss) per general partner unit	$219.93	$(346.78)	$(4,165.07)	$(196.17)
Net income (loss) per limited partner unit	$219.93	$(346.78)	$(4,165.07)	$(189.24)
Net income (loss) per managing general partner unit	$1,458.46	$11.04	$(3,181.90)	$543.23

See accompanying notes to condensed financial statements

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

	For the nine months ended September 30, (unaudited)
	2007	2006

Operating Activities
Net loss	$(4,002,328)	$(153,540)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	456,270	—
Property impairment	4,424,296	525,746
Accretion of asset retirement obligation	2,564	—
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Decrease in other assets	3,963,595	—
Changes in operating assets and liabilities:
Accounts receivable	—	1,135
Accounts receivable from affiliates	—	(438,946)
Accounts payable	—	(335)
Accounts payable to affiliates	18,039	(71,390)
Net cash provided by (used in) operating activities	4,862,436	(137,330)

Investing Activities
Property acquisition and development	(15,740,910)	(192,460)
Net cash used in investing activities	(15,740,910)	(192,460)

Financing Activities
Partner capital contributions	150,737	22,436,960
Offering costs	(253,014)	(2,182,457)
Partner distributions	(987,500)	(105,000)
Net cash provided by (used in) financing activities	(1,089,777)	20,149,503

Net increase (decrease) in cash and cash equivalents	(11,968,251)	19,819,713
Cash and cash equivalents at beginning of period	14,571,339	1,517,486
Cash and cash equivalents at end of period	$2,603,088	$21,337,199

Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$23,275	$8,803
Non-cash investing transactions:
Property additions and asset retirement obligation	$105,998	$—
Property additions included in accounts payable to affiliates	$294,350	$811,978

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2007

1. Organization and Basis of Presentation

The financial statements for Reef Global Energy VII, L.P. (the Partnership) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2007. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Report on Form 10-K for the period ended December 31, 2006 (the 2006 10-K). The Partnership began oil and gas drilling activities during May 2006 with the capital raised by the Partnership, and drilling operations are expected to continue through the remainder of 2007. Because the future results of the Partnership are dependent upon the success of drilling and completion operations which will occur during the remainder of 2007, the results for the three and nine month periods ended September 30, 2007 and 2006 cannot necessarily be used to project results for the full year.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using proved reserves. Proved gas reserves are converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on un-escalated prices discounted at 10 percent, plus the cost of properties not being amortized, if any, plus the lower of cost or estimated fair value of unproved properties included in the costs being amortized, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of proved crude oil and natural gas properties, except in unusual circumstances. Unproved properties consist of undeveloped leasehold interests and drilling costs in progress on wells drilling for unproved reserves. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the remaining lease term as well as geographic and geologic data obtained relating to the properties. During the three and nine month periods ended September 30, 2007, the Partnership recognized property impairment expense of $0 and $4,424,296.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2007. The Partnership had no productive long-lived assets at December 31, 2006.

Nine months ended September 30, 2007
Beginning asset retirement obligation	$—
Additions related to new properties	105,998
Accretion expense	2,564
Ending asset retirement obligation	$108,562

Reclassifications

Certain information provided for prior years has been reclassified to conform to the 2007 financial statement presentation.

3. Transactions with Affiliates

Reef Oil & Gas Partners, L.P (Reef), the managing general partner, contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the three and nine month periods ended September 30, 2007, this 1% obligation totaled $23,275 and $133,575. The $23,275 obligation for the third quarter is shown in accounts receivable from affiliates on the accompanying balance sheet. The Partnership settles its balances with Reef on a quarterly basis.

Reef Exploration, L.P. (RELP), an affiliate of Reef, processes revenues and joint interest billings on behalf of the Partnership. At September 30, 2007, the Partnership owed RELP $115,549 for net drilling and operating invoices in excess of net revenues processed by RELP on behalf of the Partnership. The Partnership settles its balances with RELP on a quarterly basis.

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2007, the Partnership incurred technical services costs totaling $178,801 and $879,708, which have been capitalized as project costs, and incurred general and administrative costs totaling $18,039 and $22,630. At September 30, 2007, the partnership owed RELP $196,840 for technical and administrative services.

Noncurrent accounts payable to affiliates at September 30, 2007 consists of the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef receives reimbursement for actual commissions and organization and offering costs as incurred. During the nine month period ended September 30, 2007, Reef incurred actual costs totaling $253,014 which the Partnership has already reimbursed to Reef during 2007. The remaining balance of $775,096 will be paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The timing of the recovery is solely at the discretion of the managing general partner. The Partnership has not yet begun the recovery of the unpaid portion of the management fee. The liability has been classified as non-current because the initial date and timing of repayment is currently unknown.

4. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2007 is detailed below:

For the three months ended September 30, 2007

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$70,911	$1,458.46
General partner units	741.001	162,966	$219.93
Limited partner units	182.783	40,198	$219.93
Total	972.404	$274,075

For the nine months ended September 30, 2007

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(154,704)	$(3,181.90)
General partner units	741.001	(3,086,319)	$(4,165.07)
Limited partner units	182.783	(761,305)	$(4,165.07)
Total	972.404	$(4,002,328)

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership has purchased working interests in seven exploratory and six developmental prospects with its initial capital upon which it expects to drill a total of seven exploratory and twenty-one developmental wells. The Partnership does not expect to purchase working interests in any additional prospects, nor budget any additional wells.

To date, the Partnership has completed drilling operations on all seven exploratory prospects, and has drilled six unsuccessful exploratory wells, one successful exploratory well, and one successful developmental well that began production in September 2007 on those prospects. The successful exploratory well began production operations in February 2007 but ceased production in June and will be plugged and abandoned. The Partnership has completed drilling operations on four developmental prospects, and has drilled nine successful wells that are currently producing oil and gas, one unsuccessful well, and one well which is currently being completed. On another developmental prospect, the Partnership completed initial drilling operations in May. After reviewing the well logs and other geologic data, a proposal to sidetrack the well approximately 2,500 feet from its current bottom hole location was made. Sidetrack operations have commenced and are expected to be completed in late December 2007. Three wells on the Partnership’s Sand Dunes developmental prospect in Eddy County, New Mexico have been drilled and completed and are expected to begin production operations in late November. The Partnership is drilling five additional wells on the Sand Dunes prospect during the fourth quarter. If these five wells prove capable of production in commercial quantities, they are also expected to begin production operations during 2007.

The Partnership operates solely in the United States. RELP and its predecessor entity, OREI, Inc., have expertise and have drilled and operated wells primarily in Texas and Louisiana since 1987. The Partnership has seven prospects located in Texas, four in Louisiana, one in Wyoming, and one in New Mexico.

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

Liquidity and Capital Resources

During the offering period, the Partnership raised $23,094,590 from the sale of 923.784 units Partnership units to investor partners. Reef purchased 5% of the total Partnership units (48.620) for $1,033,179. Reef will also contribute 1% of all leasehold, drilling, and completion costs when incurred in addition to paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. As of September 30, 2007, Reef has contributed $159,540 and accrued $23,275 in connection with this 1% obligation. Organization and offering costs totaled $3,464,188, leaving the Partnership $20,846,396 for drilling operations and pre-production administrative costs.

The Partnership expects to expend substantially all of these funds on the seven exploratory and twenty-one developmental wells referred to above. These funds are expected to be expended over a period of approximately twenty-one months which began in April 2006 and will continue through December 2007.

To date, the Partnership has acquired working interests in six developmental prospects with twenty planned wells having an estimated aggregate cost of $13.546 million. The Partnership has also acquired working interests in seven exploratory prospects with eight planned wells having an estimated aggregate cost of $7.009 million. Estimated pre-production administrative costs are estimated to be $0.150 million. The Partnership acquired its final prospect working interest during the second quarter of 2007. Drilling operations are winding down and all twenty-eight Partnership wells are expected to have completed drilling operations by December 31, 2007. During the third quarter of 2007, the Partnership completed drilling operations on the initial three of eight planned developmental wells on its Sand Dunes prospect in Eddy County, New Mexico. Five additional wells will be drilled during the fourth quarter, and any of these eight wells capable of production in commercial quantities are expected to begin production during late November and December. The Partnership also completed the HBR Big Gas Unit #1 well (Troon Prospect) in Galveston County, Texas and the Sellers Draw #1 well (Big Horn Basin Prospect) in Park County, Wyoming, both of which began production operations during this quarter.

Until initial drilling operations are completed it is not known whether any borrowings will be required for additional developmental activities. The Partnership is prohibited from raising additional capital through voluntary or involuntary partner cash calls.

The Partnership has working capital of $2,313,974 at September 30, 2007 which includes $356,076 of interest income and net revenues available for distribution to partners, $775,096 of deferred organization and offering costs due Reef, and $1,182,802 available for drilling operations. The Partnership has expended $19,663,594 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Because all twenty-eight of the currently budgeted wells are expected to complete drilling prior to December 31, 2007, the Partnership expects to expend most of its remaining working capital during the fourth quarter of 2007. Subsequent to its drilling phase, the Partnership will have minimal working capital, primarily consisting of cash and accounts receivable from oil and gas sales, which the Partnership will use to pay monthly cash distributions to investors.

Results of Operations

Three Months Ended September 30, 2007 and 2006

During the three months ended September 30, 2006, the Partnership incurred a net loss of $319,810. The operations for the three months ended September 30, 2006 are not comparable to the results for the three months ended September 30, 2007 because the Partnership had no production operations until the first quarter of 2007. During the three month period ended September 30, 2006, the sole source of Partnership income was $225,672 of interest income earned on invested partner capital contributions. This interest income was offset by an impairment charge totaling $525,746, due to the fact that the initial two wells drilled by the Partnership during this quarter were unsuccessful, and by general and administrative costs totaling $19,736.

During the three months ended September 30, 2007, the Partnership had net income of $274,075. The Partnership has eight producing wells on its Cole Ranch prospect, two of which began production operations in July 2007. The Partnership also has one well in its Big Horn Basin Prospect in Park County, Wyoming that began production operations in July, and one well in its Troon prospect in Galveston County, Texas that began production operations in September. The Partnership owns a 10% working interest in the Troon Prospect well, and the initial results from the well have been extremely encouraging, with production levels holding in excess of 100 barrels of oil and 2.5 million cubic feet of natural gas per day. While the Partnership reduced its original estimate of recoverable reserves on its Cole Ranch wells based upon the results of production to date, the Partnership had no property impairment cost for the third quarter, primarily as a result of the additional reserves added as a result of the Troon Prospect discovery.

The Partnership is performing technical review and analysis of the eight wells in the Cole Ranch field, and during the last 60 days has been performing field work to optimize their performance. During that time, the Partnership has shut-in most of the wells for varying periods of time. We believe it will be another 3-6 months before we can accurately gauge future production levels.

Total Partnership oil and gas revenues totaled $635,516 during the third quarter of 2007. We believe that the recent rise in crude oil price, the Big Horn Basin and Troon discoveries, and initial production from Partnership wells expected to begin production operations in late November and December will lead to increased revenues during the fourth quarter. During the fourth quarter, the Partnership anticipates that each of the eight Sand Dunes prospect wells capable of production in commercial quantities will be placed into production. A gas sales pipeline is currently under construction and the first three Sand Dunes wells are expected to begin producing prior to November 30.

Interest income continues its sharp decline as investor capital contributions are expended on oil and gas drilling operations. We expect drilling operations to be completed at December 31, 2007. During the first three quarters of 2007, interest income has totaled $142,958, $99,783, and $52,173, respectively. A similar decline is expected during the fourth quarter, after which we expect minimal interest income during 2008. General and administrative costs totaled $28,476 during the third quarter. This amount is expected to rise next quarter as a result of expenditures related to year-end process improvement and compliance projects, and as a result of increased administrative charges by RELP as the Partnership adds productive wells.

Nine Months Ended September 30, 2007 and 2006

During the nine months ended September 30, 2006, the Partnership incurred a net loss of $153,540. The operations for the nine months ended September 30, 2006 are not comparable to the results for the nine months ended September 30, 2007 because the Partnership had no production operations until the first quarter of 2007. During the nine month period ended September 30, 2006, the sole source of Partnership income was $448,434 of interest income earned on invested partner capital contributions. This interest income was offset by an impairment charge totaling $525,746, due to the fact that the initial two wells drilled by the Partnership during the third quarter of 2006 were unsuccessful, and by general and administrative costs totaling $76,228.

During the nine months ended September 30, 2007, the Partnership had a net loss totaling $4,002,328. The Partnership had net income of $274,075 during the third quarter from ten producing wells. The Partnership had no property impairment cost during the third quarter as a result of two new discoveries during the quarter. However, during the first two quarters of the year the Partnership incurred property impairment cost totaling $4,424,296. Of this amount, $3,884,152 was incurred during the first quarter, primarily due to the drilling of three unsuccessful exploratory wells prior to the time the Partnership had proved reserves from any of its other drilling operations. The impairment charges incurred during the first two quarters of the year are the primary reason for the net loss for the nine months ended September 30, 2007.

Partnership oil and gas revenues for the nine months ended September 30, 2007 total $792,230. Oil and gas revenues during the first three quarters of 2007 have shown steady improvement, totaling $9,579, $147,135, and $635,516. We believe that the recent rise in crude oil price, the Big Horn Basin and Troon discoveries, and initial production from Partnership wells expected to begin production operations in late November and December will lead to increased revenues during the fourth quarter. During the fourth quarter, the Partnership anticipates that each of the eight Sand Dunes prospect wells capable of production in commercial quantities will be placed into production. A gas sales pipeline is currently under construction and the first three Sand Dunes wells are expected to begin producing prior to November 30.

Interest income has continued to decrease as invested Partnership capital is expended on drilling operations. During the first three quarters of 2007, interest income totaled $142,958, $99,783, and $52,173 for a total of $294,914. During the fourth quarter of 2007 we expect another sharp decline in interest income as we expect to expend substantially all of the original Partnership capital on drilling operations. This loss of interest income is expected to be more than offset by the oil and gas revenues from successful partnership wells.

General and administrative charges incurred during the first nine months of 2007 total $93,370, and include approximately $24,000 related to the audit of the 2006 Partnership financial statements. Fourth quarter general and administrative costs are expected to rise above third quarter levels as a result of expenditures related to year-end process improvement and compliance projects, and as a result of increased administrative charges by RELP as the Partnership adds productive wells.

Net proved reserves of the Partnership at September 30, 2007 include proved developed producing reserves, proved developed non-producing reserves, and proved undeveloped reserves. Total net proved oil and gas reserves at September 30, 2007 are presented below. The Partnership had no proved reserves at December 31, 2006. The estimated proved reserves of the Partnership include only those quantities which are reasonably expected to be recovered from known oil and gas reservoirs under current economic and operating conditions. Proved reserves include only quantities we expect to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the estimate of proved reserves. The estimate of proved reserves at September 30, 2007 uses closing NYMEX prices of $81.66 per barrel and $6.87 per mmBtu, adjusted by property for energy content, quality and transportation costs. Additional development costs required to recover these proved reserves are estimated at approximately $802,000 as of September 30, 2007. All of the Partnership’s reserves are located in the United States.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2007	260,143	689,376

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

Assuming the production levels we attained during the nine months ended September 30, 2007, a 10% change in the price received for our crude oil would have had an approximate $62,000 impact on our oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $17,000 impact on our natural gas revenues.

Item 4. Controls and Procedures

The Partnership, under the supervision and with the participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef, evaluated the effectiveness of its “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this quarterly report on Form 10-Q.

Based on that evaluation, the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective  to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding required disclosure.

During our fiscal quarter ended September 30, 2007, no changes occurred in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the offering period ending on April 30, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. Total offering proceeds were $24,127,769. Reef will also contribute 1% of all leasehold, drilling, and completion costs as incurred. As of September 30, 2007, Reef has contributed $159,540 and has accrued $23,275 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,846,396 available for Partnership oil and gas operations. As of September 30, 2007, the Partnership had expended $19,529,143 on property acquisitions and $134,451 on pre-production administrative costs, including amounts in accounts payable at September 30, 2007. The Partnership intends to utilize substantially all remaining available Partnership capital for oil and gas activities by December 31, 2007.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 19, 2007	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 19, 2007	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(principal financial and accounting officer)