Form 10-Q
period 2008-09-30
Reef Global Energy VII, L.P.
filed 2008-11-18
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

As of September 30, 2008, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2008	2007
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$300,473	$1,261,615
Accounts receivable from affiliates	221,916	10,969
Total current assets	522,389	1,272,584

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $14,546,005 and $13,640,391	6,858,702	7,175,691
Unproved properties	172,447	172,447
Net oil and gas properties	7,031,149	7,348,138

Total assets	$7,553,538	$8,620,722

Liabilities and partnership equity

Current liabilities:
Accounts payable	$1,402	$—
Accounts payable to affiliates	360,000	598,728
Total current liabilities	361,402	598,728

Long-term liabilities:
Accounts payable to affiliates	160,096	430,096
Asset retirement obligation	226,731	125,705
Total long-term liabilities	386,827	555,801

Partnership equity:
General partners	—	5,624,838
Limited partners	6,364,721	1,387,493
Managing general partner	440,588	453,862
Partnership equity	6,805,309	7,466,193

Total liabilities and partnership equity	$7,553,538	$8,620,722

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statements of Operations

	For the three months ended September 30 (unaudited)		For the nine months ended September 30 (unaudited)
	2008	2007	2008	2007

Revenues:
Oil and gas income	$788,934	$635,516	$2,365,240	$792,230
Total revenues	788,934	635,516	2,365,240	792,230

Costs and expenses:
Lease operating expenses	72,616	52,668	352,749	71,557
Production taxes	48,820	33,386	146,924	41,415
Depreciation, depletion and amortization	316,318	297,180	905,614	456,270
Property impairment	—	—	—	4,424,296
Accretion of asset retirement obligation	3,288	1,904	21,685	2,564
General and administrative	51,936	28,476	225,415	93,370
Total costs and expenses	492,978	413,614	1,652,387	5,089,472

Income (loss) from operations	295,956	221,902	712,853	(4,297,242)

Other income:
Interest income	545	52,173	8,002	294,914
Total other income	545	52,173	8,002	294,914

Net income (loss)	$296,501	$274,075	$720,855	$(4,002,328)

Net income (loss) per general partner unit	$—	219.93	$329.01	(4,165.07)
Net income (loss) per limited partner unit	$239.49	219.93	$568.50	(4,165.07)
Net income (loss) per managing general partner unit	$1,547.84	1,458.46	$4,024.50	(3,181.90)

See accompanying notes to condensed financial statements

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

	For the nine months ended September 30, (unaudited)
	2008	2007

Operating Activities
Net income (loss)	$720,855	$(4,002,328)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	905,614	456,270
Property impairment	—	4,424,296
Accretion of asset retirement obligation	21,685	2,564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(219,550)	—
Accounts payable	1,402	—
Accounts payable to affiliates	(21,118)	18,039
Net cash provided by operating activities	1,408,888	898,841

Investing Activities
Property acquisition and development	(756,894)	(11,777,315)
Net cash used in investing activities	(756,894)	(11,777,315)

Financing Activities
Partner capital contributions	13,964	150,737
Offering costs	(240,000)	(253,014)
Partner distributions	(1,387,100)	(987,500)
Net cash used in financing activities	(1,613,136)	(1,089,777)

Net decrease in cash and cash equivalents	(961,142)	(11,968,251)
Cash and cash equivalents at beginning of period	1,261,615	14,571,339
Cash and cash equivalents at end of period	$300,473	$2,603,088

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$294,350
Property additions and asset retirement obligation	$79,341	$105,998
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$2,366	$23,275
Offering costs included in accounts payable to affiliates	$360,000	$—
Offering costs included in long-term accounts payable to affiliates	$160,096	$775,096

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2008

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2008. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2007 (the “Annual Report”).

Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This conversion of general partner units into limited partner units occurred during the third quarter of 2008. The additional general partner equity at June 30, 2008 was transferred to limited partner equity, and all income and expense items during the third quarter have been allocated between the managing general partner and the limited partners.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2008, the Partnership recognized no impairment expense.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2008, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2008 and the year ended December 31, 2007.

	Nine months ended September 30, 2008	Year ended December 31,2007
Beginning asset retirement obligation	$125,705	$—
Additions	79,341	121,062
Accretion expense	21,685	4,643
Ending asset retirement obligation	$226,731	$125,705

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil and Gas Partners, L.P. (“Reef”) the managing general partner, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the nine month periods ended September 30, 2008 and 2007, the Partnership incurred technical services and administrative costs totaling $182,921 and $902,338 respectively. Of these amounts, $35,599 and $879,708 represent technical services costs capitalized as project costs, and $147,322 and $22,630 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling and completion costs when incurred. In addition, Reef purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%). During the nine months ended September 30, 2008, this 1% obligation totaled $5,361. At September 30, 2008 and December 31, 2007, Reef owed the Partnership $2,366 and $10,969 in connection with this obligation. The Partnership settles its balances with Reef and RELP on a quarterly basis.

RELP processes joint interest billings and revenues on behalf of the Partnership. At September 30, 2008, RELP owed the Partnership $219,550 for net revenues processed in excess of joint interest and technical and administrative services charges. At December 31, 2007, the Partnership owed RELP $268,728 for joint interest charges (primarily for drilling of wells) and technical and administrative services charges in excess of net revenues. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30 to 60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates at September 30, 2008 and December 31, 2007 also includes $520,096 and $760,096, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received reimbursement for actual commissions and organization and offering costs as incurred, up to a maximum of 13.5%. The remaining balance is being paid to Reef from cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership began reimbursing Reef $30,000 per month beginning in February 2008. During the first nine months of 2008, the Partnership paid $240,000 of the unpaid management fee balance due to Reef. The Partnership has classified $360,000 of the balance due at September 30, 2008 as a current liability because the Partnership expects to pay this amount to Reef within the next twelve months.

4. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2008 is detailed below:

For the three months ended September 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$75,257	$1,547.84
Limited partner units **	923.784	221,244	$239.49
Total	972.404	$296,501

For the nine months ended September 30, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$195,672	$4,024.50
General partner units *	—	243,801	$329.01
Limited partner units **	923.784	281,382	$568.50
Total	972.404	$720,855

*      Represents income earned by the 741.001 general partner units through June 30, 2008.

**               There were 48.620 limited partner units and $60,138 of income allocated to limited partners through June 30, 2008. During the third quarter, after conversion of the 741.001 general partner units to limited partner units, there were 923.784 limited partner units and $221,244 of income.

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects located in Lavaca, San Patricio, and Glasscock County, Texas, Park County, Wyoming, and Terrebonne Parish, Louisiana. The Partnership participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at September 30, 2008. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects located in Iberville, St. Mary, and Cameron Parish, Louisiana, and Lavaca (two prospects), San Patricio, and Galveston County, Texas and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership has completed its drilling program of twenty-nine wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects.

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

The Partnership estimates that total drilling, completion and facilities expenditures for the twenty-nine wells listed above, including the estimated future expenditures for salt water disposal facilities for the Sand Dunes wells (discussed below), will exceed available capital by approximately $798,000. Expenditures in excess of available capital will be deducted from Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The table below summarizes Partnership drilling expenditures as of September 30, 2008 by classification of well. Drilling, completion, and facilities costs include $200,403 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,797,428	$12,436,802	$14,234,230
Exploratory wells	605,832	6,564,645	7,170,477
Unproved properties	172,447	—	172,447
Total	$2,575,707	$19,001,447	$21,577,154

The Partnership has participated in the drilling of eight wells on its Sand Dunes prospect.  Following initial testing which confirmed the presence of crude oil and natural gas, all eight of the Sand Dunes wells were temporarily shut in during June 2008 due to the high cost associated with salt water disposal and generator rental. Generators had been rented to provide power to the wells during their initial testing period and associated salt water produced was trucked off-site by an independent contractor. The Sand Dunes wells remained shut-in throughout July 2008 and August 2008. Electric service was connected to the eight Sand Dunes wells during September 2008, and three of those wells resumed testing in late September 2008 to determine their potential commercial productivity. This testing is scheduled to continue for 60 to 90 days, during which time Reef will also attempt to determine the preferred location and size of bottom hole pumps to achieve optimal well performance. Reef continues to explore the most cost effective method of salt water disposal based upon its estimate of the salt water volumes it anticipates will be produced by these wells, using the current well testing as a basis to predict disposal volumes. If Reef determines the Sand Dunes wells are commercially productive, the options for disposal of salt water include the drilling of a salt water disposal well, conversion of one of the existing eight wells to a salt water disposal well, or trucking salt water offsite to an existing third party salt water disposal well. Should Reef decide to drill a salt water disposal well or convert an existing well into a salt water disposal well, the Partnership estimates it will be at least an additional 180 days from the date of this Quarterly Report before efficient salt water disposal capability is in place for the Sand Dunes prospect.

The unproved properties owned by the Partnership at September 30, 2008 consist of un-drilled leasehold interests (11 potential drilling locations) in the Sand Dunes prospect. The Partnership does not have available capital to drill these potential locations. The Partnership may sell all or a part of these leasehold interests to third parties or other partnerships managed by Reef. However, the Partnership is permitted to borrow funds or utilize cash flows from existing productive properties in order to conduct future drilling on this prospect. Partner approval would not need to be obtained for borrowing activity, as the estimated additional cost is not in excess of 25% of the Partnership’s original aggregate capital contributions. Until such time as the productive capability of the eight Sand Dunes wells already drilled can be fully analyzed, it is unknown whether the Partnership will drill additional wells on the Sand Dunes prospect or sell all or a portion of the acreage. The estimated cost to the Partnership of participating in future drilling operations related to the un-drilled leasehold interests in the Sand Dunes prospect at its current working interest ownership level is approximately $169,000-$225,000 per location.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. As of September 30, 2008, Reef has also contributed or accrued $199,145 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,862,726 available for Partnership activities. The Partnership expects to expend approximately $798,000 in excess of the available capital on the twenty-two developmental and seven exploratory wells referred to above. With the exception of costs to be spent in connection with salt water disposal facilities for the Sand Dunes wells, these funds were expended over a period of thirty months from April 2006 through September 2008.  Expenditures in excess of available capital will be deducted from future Partnership distributions.

During this third quarter, the Rob L RA SUA CL&F #1 (“Gumbo II”) well located in Terrebonne Parish, Louisiana, was shut-in for 30 days due to Hurricanes Gustav and Ike. Damage to the gas plant accepting deliveries of the gas from the Gumbo II well caused the operator of the well to expend funds (approximately $2,600 attributable to this Partnership) in order to re-route the gas to a different gas plant in order to avoid a longer shut-in period. The Gumbo II well is one of the most productive wells in the Partnership, and during the third quarter of 2008, contributed $153,310 of the $788,934 in Partnership gross revenues (19.4%). The HBR A Big Gas Unit (“HBR A”) in Galveston County, Texas was shut-in for fourteen days due to Hurricane Ike. The HBR A well is the most productive well in the Partnership, and during the third quarter of 2008, contributed $347,152 of the $788,934 in Partnership gross revenues (44.0%). Additionally, in September 2008, testing for potential commercial productivity resumed on three of the eight Sand Dunes wells, following installation of electricity to the wells. This testing is scheduled to continue for 60 to 90 days, during which time Reef will also attempt to determine the preferred location and size of bottom hole pumps to achieve optimal well performance.

The Partnership has working capital of $160,987 at September 30, 2008. This amount includes $652,428 of interest income and net revenues available for distribution to investor partners and $160,096 of deferred organization and offering costs payable to Reef, less $651,537 that the Partnership has expended on drilling, completion and facilities in excess of available capital. The Partnership has expended $21,514,263 to date in connection with the purchase of leasehold interests, drilling activity, and pre-production administrative costs. Excess drilling, completion, and facilities costs will be recovered through a reduction of partner distributions from productive wells. Subsequent to expending the initial available partner capital contributions on drilling and completion of wells and related facilities, the Partnership has minimal working capital, primarily consisting of cash and accounts receivable from RELP related to oil and gas sales processed by RELP, which the Partnership uses to pay monthly cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2008	2007	2008	2007
Sales volumes:
Oil (Barrels)	3,741	6,695	11,757	8,733
Natural gas (Mcf)	31,797	15,906	94,964	18,904
Equivalent barrels (EBO)	9,041	9,346	27,584	11,884

Average sales prices received:
Oil (Barrels)	$117.94	$73.68	$113.03	$71.27
Natural gas (Mcf)	$10.94	$8.94	$10.91	$8.99

The Partnership had eleven productive wells during the third quarter of 2008, compared with nine productive wells during the third quarter of 2007. The eight Cole Ranch field wells, which began production in April 2007, averaged 190 barrels of crude oil production and 347 MCF of natural gas production per day during the third quarter 2007. The Partnership owns a 50% working interest and a 37.5% revenue interest in these wells. During the third quarter of 2008, these same eight wells averaged approximately 61 barrels of crude oil production and 160 MCF of natural gas production per day, and thus attributed to the decline in volumes between the comparable quarters. The Partnership has two newer wells that began production during September 2007 and May 2008 that contributed 1,843 barrels of crude oil sales and 26,597 MCF of natural gas sales to the third quarter of 2008.

The Gumbo II well that began production operations in May 2008 accounted for 22.4% of third quarter crude oil and 12.8% of third quarter natural gas sales volumes. During this quarter, the Gumbo II well, located in Terrebonne Parish, Louisiana, was shut-in for 30 days due to Hurricanes Gustav and Ike. Damage to the gas plant accepting deliveries of the gas from the Gumbo II well caused the operator of the well to expend funds (approximately $2,600 attributable to this Partnership) in order to re-route the gas to a different gas plant in order to avoid a longer shut-in period. The HBR A well that began production operations in September 2007 accounted for 26.9% of third quarter crude oil and 70.9% of third quarter natural gas sales volumes. During the third quarter of 2008, the HBR A well, located in Galveston County, Texas, was shut-in for fourteen days due to Hurricane Ike. The Partnership expects sales volumes to improve during the fourth quarter of 2008 as the Gumbo II well and HBR A well are expected to be productive for the entire fourth quarter of 2008. However, recent declines in crude oil and natural gas prices have been significant, and oil and natural gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Net proved oil and natural gas reserves of the Partnership at September 30, 2008 and 2007 include proved developed producing reserves and proved developed non-producing reserves. Net proved oil and natural gas reserves at September 30, 2008 and 2007 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. Additional development costs required to recover these proved reserves are estimated at approximately $130,500 as of September 30, 2008. All of the Partnership’s reserves are located in the United States.

Estimated proved developed non-producing reserves at September 30, 2008 included in the above totals which are attributable to the eight Sand Dunes wells are 40,842 barrels of oil and 87,392 Mcf of natural gas.

The Partnership has eleven productive wells at September 30, 2008. The Partnership’s reserves are highly concentrated in two of these wells. These two wells are the Gumbo II well in Terrebonne Parish, Louisiana, which began production in May 2008, and the HBR A well in Galveston County, Texas. These two wells have total estimated proved reserves of 21,105 barrels of oil and 465,741 Mcf of natural gas. Using a conversion factor of 6 Mcf to 1 barrel of oil, these two wells have approximately 53.1% of total Partnership reserves at September 30, 2008.

The September 30, 2007 oil reserve estimate in the table below was revised downward during the fourth quarters of 2007 because the eight Cole Ranch wells that began producing during the second quarter of 2007 exhibited peak production levels less than those originally projected and exhibited decline rates higher than originally projected.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2008	84,720	607,810
September 30, 2007	260,143	689,376

Three months ended September 30, 2008 compared to the three months ended September 30, 2007

The Partnership had net income totaling $296,501 for the three month period ended September 30, 2008, compared to net income of $274,075 for the three month period ended September 30, 2007.

The Partnership incurred no property impairment cost during the three month periods ended September 30, 2008 and 2007. However, the recent downward trend in oil and gas prices could lead to an impairment cost during the fourth quarter of 2008.

The table below shows crude oil and natural gas sales volumes on a quarterly basis since the second quarter of 2007, when the eight Cole Ranch wells began production operations. The Partnership had nine productive wells during the third quarter of 2007, ten productive wells during the fourth quarter of 2007 and the first quarter of 2008, and eleven productive wells during the second and third quarters of 2008.

	2nd Qtr 2007	3rd Qtr 2007	4th Qtr 2007	1st Qtr 2008	2nd Qtr 2008	3rd Qtr 2008
Sales volumes:
Crude oil (Bbl)	1,898	6,695	5,299	4,248	3,768	3,741
Natural gas (Mcf)	2,765	15,906	29,397	29,017	34,150	31,797
Equivalent barrels (EBO)	2,,359	9,346	10,199	9,084	9,460	9,041

EBO from 8 Cole Ranch wells	1,642	8,524	5,917	4,346	3,243	2,741
EBO from all other wells	717	822	4,282	4,738	6,217	6,300

Sales volumes for the third quarter of 2008 declined 3.3% from the sales volumes achieved during the third quarter of 2007. The decline in production rates from the eight Cole Ranch wells that occurred from the third quarter of 2007 to the third quarter of 2008 shown in the table above was almost offset by the production from the three additional Partnership wells. The Gumbo II well was shut-in for 30 days during the third quarter of 2008 due to Hurricanes Gustav and Ike and the HBR A well was shut-in for fourteen days during the third quarter of 2008 due to Hurricane Ike. Had these wells produced during the entire third quarter of 2008, sales volumes for the third quarter of 2008 likely would have surpassed sales volumes for the third quarter of 2007. Despite the lesser sales volumes, sales revenues for the third quarter of 2008 were $153,418 higher than sales revenues for the third quarter of 2007, due to the significant increase in crude oil and natural gas prices between comparable quarters. However, the increase in net income for the comparable quarters was only $22,426, primarily as a result of increased production and general and administrative costs, and as a result of the decrease in interest income. While fourth quarter 2008 sales volumes are expected to increase from third quarter levels if the Gumbo II well produces for the entire fourth quarter, the recent decline in crude oil and natural gas prices has been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Interest income for the three month period ended September 2007 was $52,173 compared to $545 for the comparable period in 2008. During 2007 the Partnership earned interest income on un-expended Partnership capital contributions. Most Partnership capital was expended on drilling by the end of 2007, and there is very little 2008 interest income.

As production and sales from the eight Cole Ranch wells have decreased, operating costs on an EBO basis have risen, since operating costs tend to increase as a property ages and production tends to decline. Production expenses averaged $13.43 per EBO produced during the three months ended September 30, 2008, as compared to only $9.21 during the three month period ended September 30, 2007. Excluding revenues and expenses related to the Sand Dunes wells, production expenses averaged $11.42 per EBO produced during the three months ended September 30, 2008, compared to $9.21 during the three months ended September 30, 2007. The total increase in production expenses (consisting of lease operating expenses plus production taxes) totaled $35,382.

General and administrative costs incurred during the three months ended September 30, 2008 and 2007 increased from $28,476 in 2007 to $51,936 in 2008. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. For the third quarter of 2008, administrative overhead charged to the Partnership increased by $27,880 over the amount charged for the comparable period in 2007.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007

The Partnership had net income totaling $720,855 for the nine month period ended September 30, 2008, compared to a net loss of $4,002,328 for the nine month period ended September 30, 2007.

During the first two quarters of 2007, the Partnership incurred property impairment cost totaling $4,424,296. Of this amount, $3,884,152 was incurred during the first quarter of 2007, primarily due to the drilling of three unsuccessful exploratory wells prior to the time the Partnership had significant proved reserves from any of its other drilling operations. No property impairment cost was incurred during the third quarter of 2007, primarily as a result of the HBR A well discovery. No property impairment cost has been incurred during the first three quarters of 2008, primarily due to the addition of the HBR A and Gumbo II well reserves and the increase in crude oil and natural gas prices during the first three quarters of 2008. However, the recent decline in crude oil and natural gas prices could lead to an impairment cost during the fourth quarter of 2008. Before impairment cost, the Partnership had net income totaling $421,968 for the nine month period ended September 30, 2007, compared to $720,855 for the nine month period ended September 30, 2008.

Sales volumes for the nine month period ended September 30, 2008, totaled 27,584 EBO, exceeding sales volumes for the nine month period ended September 30, 2007, which totaled 11,884 EBO, by 132.1%. The Partnership did not have significant crude oil and natural gas production until the second quarter of 2007. In addition, sales prices received for crude oil and natural gas for the nine months ended September 2008 averaged $113.03 per barrel of crude oil and $10.91 per Mcf of natural gas, compared to $71.27 per barrel of crude oil and $8.99 per Mcf of natural gas during the nine month period ended September 30, 2007. As a result of the increased volumes and prices, sales revenues for the nine month period ended September 30, 2008 were 198.6% higher than comparable 2007 sales revenue, increasing from $792,230 to $2,365,240.  Despite this $1,573,010 increase in comparable revenues, comparable net income for the periods before impairment cost increased by only $298,887, from $421,968 to $720,855, as a result of the items detailed below. The Partnership expects fourth quarter 2008 sales volumes to increase from third quarter levels if the Gumbo II well produces for the entire fourth quarter. However, recent declines in crude oil and natural gas prices have been significant, and oil and gas sales revenues and overall profitability for the fourth quarter of 2008 are expected to decline sharply.

Interest income for the nine month period ended September 2007 was $294,914 compared to $8,002 for the comparable period in 2008. During 2007, the Partnership earned interest income on un-expended Partnership capital contributions. Most Partnership capital was expended on drilling by the end of 2007, and there is very little 2008 interest income.

Additionally, depletion expense increased from $456,270 for the nine month period ended September 30, 2007 to $905,614 for the nine month period ended September 30, 2008. The increase in depletion expense is the result of the increased depletable full cost pool as a result of the drilling of the HBR A well, the Gumbo II well, and the Sand Dunes wells during and subsequent to the third quarter of 2007.

As production and sales from the eight Cole Ranch wells have decreased, Partnership operating costs on an EBO basis have risen, since operating costs tend to increase as a property ages and production tends to decline. Partnership production expenses averaged $18.11 per EBO produced during the nine months ended September 30, 2008, as compared to only $9.51 during the nine month period ended September 30, 2007. Excluding revenues and expenses related to the Sand Dunes prospect wells, production expenses averaged $13.82 per EBO produced during the nine months ended September 30, 2008, compared to $9.51 during the nine months ended September 30, 2007. The total increase in production expenses (consisting of lease operating expenses plus production taxes) totaled $386,701.

General and administrative costs incurred during the nine months ended September 30, 2008 and 2007 increased from $93,370 in 2007 to $225,415 in 2008. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership in 2007. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages. For the first nine months of 2008, administrative overhead charged to the Partnership increased by $120,843 over the amount charged for the comparable period in 2007.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 240 units of limited partner interests and 960 units of general partner interests. The aggregate offering amount registered was $30,000,000. During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $24,127,769. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At September 30, 2008, Reef had contributed or accrued $199,145 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,862,726 available for Partnership oil and gas operations. As of September 30, 2008, the Partnership had expended $21,376,751 on property acquisitions and prepayments and $137,512 on general and administrative expenses. The Partnership is expected to expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital will be deducted from Partnership distributions.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VII, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-122935-02, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VII, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-122935-02, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 18, 2008	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 18, 2008	By:	/s/ David M. Tierney
David M. Tierney
Chief Accounting Officer – Public Partnerships
Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

Exhibits

3.1(i)(a)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P. dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to the Current Report on Form 8-K, SEC File No. 333-122935-02, as filed with the SEC on September 3, 2008).

3.1(i)(b)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VI, L.P. dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to the Current Report on Form 8-K, SEC File No. 333-122935-02, as filed with the SEC on September 3, 2008).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith