Form 10-K
period 2008-12-31
Reef Global Energy VII, L.P.
filed 2009-04-15
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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
Yes  ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐   No ☒

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

As of March 31, 2009, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VII, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1.	BUSINESS

Introduction

Reef Global Energy VII, L.P. (the Partnership) is the second in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the Program). The Partnership was formed in the state of Nevada on December 29, 2005.  The Partnership purchased working interests in oil and gas prospects and participated in the drilling of wells on those prospects. The primary objectives of the Partnership are to generate revenue from the production of crude oil and natural gas, distribute cash to the partners, and provide tax benefits. Reef Oil & Gas Partners, L.P. (Reef) is the managing general partner of the Partnership.

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States. The Partnership purchased working interests in six developmental prospects upon which it drilled twenty-one developmental wells. The Partnership purchased working interests in seven exploratory prospects upon which it drilled seven exploratory wells and one developmental well. These prospects are located onshore in Louisiana, New Mexico, Texas, and Wyoming. In 2008, the Partnership completed drilling operations with the capital previously raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership Agreement, the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef has also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP) or its predecessor OREI, Inc. (OREI) has served as operator of the prospect. During 2006, OREI transferred operator status of all prospects operated by OREI to RELP. RELP serves as operator of three developmental and two exploratory Partnership prospects. RELP operates eight successful wells located on one developmental prospect and operates one successful developmental well drilled on one of the Partnership’s exploratory prospects. In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

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

Consulting Agreements for Prospect Acquisitions

Reef entered two agreements (the “CMI Agreements”) with Challenger Minerals Inc. (CMI), a subsidiary of GlobalSantaFe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions. Under the terms of these agreements, Reef had the opportunity to review and selectively participate in exploratory and developmental prospects either originated or previewed by CMI. Reef paid CMI for the geological and geophysical services provided by CMI. The agreements expired in January and November, 2006.

Reef also entered into an agreement with Access Exploration Corp. (AEC), a screener of domestic oil and gas prospects both onshore and in the Gulf of Mexico. This agreement provided Reef the opportunity to review and selectively participate in exploratory and developmental prospects previewed by AEC. Reef paid AEC an annual fee for the geological and geophysical services provided by AEC. This agreement expired in October 2007.

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

Drilling and Completion Phase of Operations

RELP is currently the operator of three developmental and two exploratory prospects, and serves as operator of nine successful wells in which the Partnership has a working interest. RELP also served as operator for ten unsuccessful Partnership wells, including eight wells on the Sand Dunes prospect discussed in more detail in Item 2 - Properties. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

On all prospects operated by OREI and later transferred to RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus OREI’s or RELP’s monthly operator fees at the competitive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that failed to result in the discovery of commercial quantities of crude oil or natural gas were plugged and abandoned in accordance with applicable regulations.  Eleven development wells and six exploratory wells drilled by the Partnership were unsuccessful. Of the eleven unsuccessful developmental wells, eight developmental wells on the Sand Dunes prospect in which the Partnership participated have not been plugged and abandoned at this time.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities, were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership drilled eleven successful developmental wells and one successful exploratory well. The successful exploratory well ceased producing during 2007. Three developmental and six exploratory wells were unsuccessful and have been plugged and abandoned. Eight developmental wells on the Sand Dunes prospect in which the Partnership participated are unsuccessful but have not been plugged and abandoned at this time.

The Partnership has entered into agreements with third party marketers to sell the crude oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices. In some cases the Partnership has elected to sell its production under marketing arrangements entered into by the operator of the well. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days’ notice, but purchase contracts for the sale of natural gas may have a longer term.  The Partnership sells natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC).

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities, or enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.  See “Item 7A. Quantitative and Qualitative Disclosure About Market Risk.”

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2008, three marketers and one operator accounted for 34.2%, 17.9%, 11.0%, and 29.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, four marketers and one operator accounted for 41.0%, 17.2%, 16.8%, 13.4%, and 10.7% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2006, three marketers and one operator accounted for 32.9%, 21.8%, 13.4%, and 23.0% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

In accordance with the Partnership Agreement of the Partnership, all general partner units held by investors were converted into limited partner units during the third quarter of 2008. At that time, Reef amended the Certificate of Limited Partnership to effectuate the conversion of the interest of the former investor general partners to that of a limited partner. Investor general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date. However, investor general partners that converted to limited partners continue to have unlimited liability regarding partnership activities that occurred prior to their conversion date.

Competition

There are thousands of oil and natural gas companies in the United States.  Competition is strong among persons and entities involved in the exploration for and production of crude oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

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

Markets

The marketing of crude oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership’s control and whose exact effect cannot be accurately predicted.  These factors include:

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

The supply and demand balance of crude oil and natural gas in world markets has caused significant variations in the prices of these products over recent years.  The North American Free Trade Agreement eliminated trade and investment barriers between the United States, Canada, and Mexico, resulting in increased foreign competition for domestic natural gas production.  New pipeline projects recently approved by, or presently pending before, FERC, as well as nondiscriminatory access requirements could further substantially increase the availability of gas imports to certain U.S. markets.  Such imports could have an adverse effect on both the price and volume of natural gas sales from Partnership wells.

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

Production.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Among the ways that states control production is through regulations that establish the spacing of wells or limit the number of days in a given month during which a well can produce.

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

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. Reef anticipates that all of the natural gas produced by the Partnership’s wells will be considered price-decontrolled natural gas and that the Partnership’s natural gas will be sold at fair market value.

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership’s operations.

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef. Through January 1, 2006, OREI employed a staff including geologists, petroleum engineers, landmen, and accounting personnel who administered all of the Partnership’s operations. On January 2, 2006, the employees of OREI were transferred to RELP, where they continue to administer all of the Partnership’s operations.  The Partnership reimburses OREI and RELP for technical and administrative services at cost.  See “Item 11- Executive Compensation.”

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

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in Item 1A of this Annual Report captioned “RISK FACTORS.” Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

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

Crude oil and natural gas prices are volatile, and fluctuate due to a number of factors outside of our control.

The financial condition, results of operations, and the carrying value of our oil and gas properties depend primarily upon the prices received for our crude oil and natural gas production. Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from crude oil and natural gas production. The prices for crude oil and natural gas are subject to a variety of factors beyond our control. These factors include:

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 33.3% of the Partnership’s estimated proved reserves were crude oil reserves and 66.7% were natural gas reserves at December 31, 2008. As a result, the Partnership’s financial results are sensitive to fluctuations in both crude oil and natural gas prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of crude oil and natural gas, has not engaged in such activities. Accordingly, the Partnership is at risk for the volatility in oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

We are subject to substantial operating risks that may adversely affect the results of operations.

There are numerous hazards involved in the drilling and operation of oil and gas wells, including blowouts involving possible damages to property and third parties, bodily injuries, mechanical failures, explosions, uncontrollable flows of crude oil, natural gas or well fluids, fires, formations with abnormal pressure, pollution, releases of toxic gas and other environmental hazards and risks. The Partnership could suffer substantial losses as a result of any of these risks. The Partnership is not fully insured against all risks inherent to the oil and gas business. Uninsured liabilities would reduce the funds available to the Partnership, may result in the loss of Partnership properties and may create liability for the general partners. Although the Partnership maintains insurance coverage in amounts Reef deems appropriate, it is possible that insurance coverage may be insufficient. In that case Partnership assets may have to be sold to pay personal injury and property claims and the cost of controlling blowouts or replacing damaged equipment rather than for drilling activities.

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

Crude oil and natural gas reserve data are estimates based upon assumptions that may be inaccurate and existing economic and operating conditions that may differ from future economic and operating conditions.

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

You should not assume that any present value of future net cash flows from our producing reserves shown in this Annual Report is the market value for our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves are based upon prices and costs in effect at the end of the period held constant and discounted at 10%. Actual future prices and costs may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual development expenditures, the rate and timing of production, and changes in governmental regulations and tax rates.

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

Drilling exploratory wells involves greater risks of dry holes and loss of the partners’ investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership purchased working interests in seven exploratory prospects upon which seven exploratory wells and one developmental well were drilled. Six exploratory wells were unsuccessful, and one exploratory well was successful but ceased production during 2007. The developmental well was successful and is currently producing crude oil and natural gas.

The production and producing life of Partnership wells is uncertain.

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient crude oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership’s oil and gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well’s initial production.

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

Our dependence on third parties for the processing and transportation of crude oil and natural gas may adversely affect the Partnership’s revenues and, consequently, the distribution of net cash flows to investor partners.

We rely on third parties to process and transport the crude oil and natural gas produced by the Partnership’s successful wells. In the event a third party upon whom we rely is unable to provide transportation or processing services, and another third party is unavailable to provide such services, the Partnership may have to temporarily shut-in successful wells, and revenues to the Partnership and distributions to investor partners related to those wells may be delayed.

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

The Partnership expended funds in excess of the previously raised capital in connection with the drilling and completion of wells and acquisition of the prospects during the drilling phase of operations. The Partnership only has nominal funds available for partnership purposes until there are revenues from Partnership operations.  Any future requirement for additional funding for drilling or for repayment of the excess capital spent during the drilling phase of operations will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

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

Drilling Activities and Productive Wells

Partnership prospects are located onshore in Texas, Louisiana, New Mexico, and Wyoming. The Partnership purchased working interests in six developmental prospects. The Partnership drilled ten successful developmental wells and one unsuccessful developmental well on three developmental prospects located in Glasscock County, Texas, Terrebonne Parish, Louisiana, and Park County, Wyoming. The Partnership drilled two unsuccessful developmental wells on two developmental prospects located in San Patricio County and Lavaca County, Texas.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells; however, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the field was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the eight wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells have been classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the December 31, 2008 reserve information presented in this Annual Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also has interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership has fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to conduct any drilling operations on this acreage.

The Partnership purchased working interests in seven exploratory prospects, upon which a total of seven exploratory wells and one developmental well were drilled. The Partnership drilled one successful exploratory well, one successful developmental well, and six unsuccessful exploratory wells on seven exploratory prospects located in St. Mary, Iberville, Cameron Parish, Louisiana, and San Patricio, Lavaca (two prospects), and Galveston County, Texas. The successful exploratory well in San Patricio, Texas ceased production in 2007.

Eleven of the twelve successful wells in which the Partnership participated drilling are currently productive.

Proved Crude Oil and Natural Gas Reserves

The Partnership used an independent petroleum engineer, Gleason Engineering, of Arlington, Texas, to prepare its December 31, 2008 and 2007 estimates of net proved crude oil and natural gas reserves. The estimated net proved crude oil and natural gas reserves at December 31, 2008 and 2007 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2007	96,871	755,717
Net proved reserves as of December 31, 2008	33,393	402,122

The standardized measure of discounted future net cash flows as of December 31, 2008 and 2007 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2007	$7,199,362
Standardized measure of discounted future net cash flows as of December 31, 2008	$2,297,832

During the years ended December 31, 2008, 2007, and 2006, the Partnership recorded property impairment costs of proved properties totaling $4,118,218, $10,739,537, and $1,825,482 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%.

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

As of December 31, 2008, the Partnership had one managing general partner, and 883 investor limited partners. Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investor partners were converted into limited partner units during the 3rd quarter of 2008. Reef holds a total of 48.620 general partner units and the investor partners hold 923.784 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership has made monthly cash distributions to the partners of interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs since August 2006. Cash distributions are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2008.

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

The Partnership registered a total of 240 units of limited partner interests and 960 units of general partner interests. The aggregate offering amount registered was $30,000,000. During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $24,127,769. Reef also contributes 1% of all leasehold, drilling, and completion costs as incurred. At December 31, 2008, Reef had contributed $199,145 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,862,726 available for Partnership oil and gas operations. As of December 31, 2008, the Partnership had expended $21,375,415 on property acquisitions and $137,516 on general and administrative expenses. Beginning in December 2008, the Partnership began recovery of this $650,205 deficit, and has recovered $20,000 of this deficit through a reduction of Partnership distributions. The remainder of this deficit will be recovered through future reductions in Partnership distributions.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from Inception (December 29, 2005) to December 31
	2008	2007	2006	2005

Oil and gas sales revenue	$2,861,452	$1,517,970	$—	$—
Interest income	8,577	317,661	691,667	1,212
Costs and expenses	(6,839,025)	(12,187,144)	(1,894,563)	(50,475)
Partnership net loss	(3,968,996)	(10,351,513)	(1,202,896)	(49,263)

Allocation of net loss:
Managing general partner	(80,234)	(476,894)	(12,240)	(73)
General partner units	243,801	(7,920,794)	(956,084)	(38,450)
Limited partner units	(4,132,563)	(1,953,825)	(234,572)	(10,740)
Net loss per managing partner unit	(1,650.23)	(9,808.55)	(251.74)	(20.58)
Net income (loss) per general partner unit	329.01	(10,689.32)	(1,290.26)	(729.60)
Net loss per limited partner unit	(4,209.61)	(10,689.32)	(1,283.33)	(719.23)

Total assets	2,745,502	8,620,722	21,786,620	1,594,304
Distributions to managing general partner	270,190	238,316	45,578	—
Distributions to investor partners	1,478,610	1,304,184	249,422	—
Distributions per general partner unit	703.38	1,411.78	270.00	—
Distributions per limited partner unit	1,600.61	1,411.78	270.00	—
Distributions per managing general partner unit	5,557.18	4,901.60	937.43	—

Operating Data
Annual sales volume:
Gas (MCF)	131,512	48,301	—	—
Oil (BBL)	16,045	14,032	—	—

	Year ended December 31,	Year ended December 31,	Year ended December 31,	Period from Inception (December 29, 2005) to December 31
	2008	2007	2006	2005

Average sales price:
Gas (per MCF)	$9.66	$8.59	$—	$—
Oil (per BBL)	$99.15	$78.60	$—	$—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the financial statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of oil and gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of  unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved oil and gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2008, 2007 and 2006, the Partnership recognized property impairment expense of proved properties totaling $4,118,218, $10,739,537 and $1,825,482, respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2008, the Partnership recognized property impairment expense of unproved properties totaling $172,447.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2008 and 2007, utilizing the period end prices and costs as promulgated by the SEC. The Partnership had no proved reserves at December 31, 2006. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and natural gas reserves and will be computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2008 and 2007, the Partnership had depreciation, depletion, and amortization expense totaling $1,346,930 and $1,075,372. The Partnership had no productive oil and gas properties as of December 31, 2006.

The Partnership accounts for its asset retirement obligations in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. During the years ended December 31, 2008 and 2007, the Partnership recognized $79,341 and $121,062 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2008, 2007 and 2006, the Partnership had no material gas imbalance positions.

New Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS 159 for any of its financial assets and liabilities that are not currently measured at fair value.

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds have been used to purchase prospects and drill oil and gas wells upon those prospects.

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and uses those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of expenses, are being distributed monthly to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. The Partnership currently has no plans to drill additional wells on any Partnership prospect, or to acquire additional prospects.

The Partnership does not operate in any other industry segment. The Partnership expended approximately

$1,977,000 for the purchase of working interests in six developmental prospects, and expended approximately $701,000 for the purchase of working interests in seven exploratory prospects. The Partnership has seven prospects in Texas, four in Louisiana, one in Wyoming, and one in New Mexico, all of which are located onshore. The Partnership has drilled twenty-two developmental and seven exploratory wells on these prospects as of December 31, 2008. Three wells were drilled during 2006, twenty-two were drilled during 2007, and four were drilled during 2008. The Partnership drilled eleven successful developmental wells, all of which are currently productive, and eleven unsuccessful developmental wells. The Partnership drilled one successful exploratory well and six unsuccessful exploratory wells. The successful exploratory well has ceased production.

Should the Partnership elect to borrow monies for additional development activity on its prospects, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership has no current plans for additional drilling. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See “Item 7A. - QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.”

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Investor partners purchased 741.001 general partner units and 182.783 limited partner units for $23,094,590. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. As of December 31, 2008, Reef has also contributed $199,145 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,862,726 available for Partnership activities. The Partnership was formed on December 29, 2005, and the last partner was admitted to the Partnership on April 28, 2006.

The Partnership did not borrow additional funds in accordance with limitations set forth in the Partnership Agreement during the drilling phase of operations. The Partnership expended $21,375,415 on the drilling of 29 wells and $137,516 on general and administrative expenses during its initial drilling phase of operations. The $650,205 expended in excess of capital raised is being recovered from the cash flow from successful wells by reducing cash distributions to investor partners. At December 31, 2008, $20,000 had been recovered.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership.

The table below summarizes Partnership drilling expenditures as of December 31, 2008 by type and classification of well:

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,976,674	$12,371,504	$14,348,178
Exploratory wells	701,265	6,325,972	7,027,237
Total	$2,677,939	$18,697,476	$21,375,415

Successful wells	$1,558,705	$9,522,864	$11,081,569
Unsuccessful wells	946,787	9,174,612	10,121,399
Unproved properties	172,447	—	172,447
Total	$2,677,939	$18,697,476	$21,375,415

The Partnership had working capital of ($203,206) at December 31, 2008, primarily as a result of expending funds in excess of original capital contributions in connection with the twenty-nine wells drilled during the drilling phase of operations. Expenditures in excess of available capital are being deducted from Partnership distributions.

Results of Operations

Year ended December 31, 2008 compared to Year Ended December 31, 2007

During 2008, the Partnership incurred a net loss of $3,968,996, compared to a net loss of $10,351,513 incurred during 2007. During 2008, the final successful Partnership well began production operations in May. In addition, the Partnership had a significant discovery which began production operations during September 2007. Primarily as a result of these two successful wells, crude oil and natural gas sales volumes increased during 2008 by 14.3% and 172.3%, respectively. Average prices received from the sale of crude oil and natural gas also increased by 26.1% and 12.1%, respectively. As a result of these two factors, the cash flow from crude oil and natural gas sales revenues, less operating expenses and production taxes, increased from $1,285,981 in 2007 to $2,182,337 in 2008.

Impairment expense totaled $10,937,537 during 2007. During the first half of 2007, the Partnership recorded property impairment expense of $4,424,296 as a result of the drilling of four unsuccessful wells. During the second half of 2007, the Partnership drilled one additional unsuccessful well. In addition, the Partnership reduced the estimated reserves it expects to recover from the eight successful Cole Ranch prospect wells located in Glasscock County, Texas because peak production from the wells was less than originally anticipated, leading to an additional $6,315,241 of property impairment expense taken during the fourth quarter of 2007. In comparison, property impairment expense for 2008 totaled $4,290,665. Of this amount, $172,447 was impairment of unproved property relating to the Partnership’s Sand Dunes prospect, and $4,118,218 was impairment of proved properties. The entire $4,118,218 impairment of proved properties resulted from a ceiling test writedown (see Note 2 to the Partnership’s financial statements). The Partnership’s year-end reserve report utilizes current year end prices and costs to compute estimated discounted future net cash flows from successful wells. The base year end prices used in the Partnership’s reserve studies were $44.60 per barrel of oil and $5.71 per MCF of natural gas at December 31, 2008, compared to $89.16 per barrel of oil and $7.207 per MCF of natural gas at December 31, 2007.  The lower 2008 year-end prices directly affect the estimated economic lives and, therefore, estimated reserves recoverable from Partnership wells. At December 31, 2008, the estimated discounted future net cash flows of the Partnership totaled $2,297,832, compared to $7,199,362 at December 31, 2007. The Partnership recorded property impairment expense of proved properties totaling $4,118,218 in order to reduce the proved property amount shown on the accompanying balance sheet at December 31, 2008 to the estimated discounted future net cash flow from wells at December 31, 2008.

As production and sales volumes from the eight Cole Ranch wells have decreased, operating costs on a barrels of oil equivalent (BOE) basis have risen, since operating costs tend to increase as a property ages and production tends to decline. During the year ended December 31, 2008, total production expenses for all wells averaged $17.89 per BOE produced compared to $10.51 per BOE produced during 2007.  The decline rate attributable to the eight Cole Ranch wells has slowed significantly; however, the Partnership expects that natural declines in production will cause 2009 quarterly sales volumes to begin to trend downward from the level achieved during the fourth quarter of 2008, and that operating costs per BOE will slowly increase.

During 2008, two Partnership wells accounted for 56.5% of Partnership crude oil and natural gas sales revenues, and these two wells account for 85.0% of total Partnership reserves at December 31, 2008.

General and administrative costs increased from $135,603 in 2007 to $456,589 in 2008 as a result of two primary factors. Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and capital costs incurred. Under the prior method of allocating overhead, not all allocable general and administrative expenses were charged to the Partnership during 2007. In addition, during the fourth quarter expenses were incurred in connection with Sarbanes-Oxley compliance and improvement of financial reporting. The Partnership expects to have continuing costs during 2009 related to Sarbanes-Oxley compliance, as the Partnership is required to be Sarbanes-Oxley compliant by December 31, 2009. Third party costs in connection with improvement of financial reporting ended during January 2009.  The administrative overhead charge to the Partnership for the year ended December 31, 2008 was $279,926, compared to $57,221 for the year ended December 31, 2007.

The rapid decline in crude oil and natural gas prices that occurred during the fourth quarter of 2008, the impairment of proved properties and unproved properties, and the significant increase in general and administrative costs incurred during the fourth quarter of 2008 caused the Partnership’s to have a net loss of $4,689,851 for the fourth quarter. RELP and Reef are working to cut overhead costs, and even with costs in connection with Sarbanes-Oxley compliance, the Partnership expects to incur overall lower general and administrative costs during 2009. Average sales prices during the first quarter of 2009 will continue to decline from fourth quarter 2008 levels. The Partnership expects that prior to depletion expense and any possible impairment charges it will continue to generate net income. Nonetheless, 2009 results are expected to decline significantly from 2008 results.

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

During 2007, the Partnership drilled twelve successful wells, ten of which are productive as of December 31, 2007, one which ceased production during 2007, and one which began production operations in May 2008. The first productive well of the Partnership began operations in March 2007. Six wells began production operations during the second quarter of 2007, and four wells began production operations during the third quarter of 2007. The Partnership also drilled ten unsuccessful wells, including five wells on its Sand Dunes prospect that were not classified as unsuccessful until 2008.

The increase in production expenses on a BOE basis during the fourth quarter of 2007 relates directly to the eight wells on the Partnership’s Cole Ranch prospect. Oil and natural gas sales revenues from these eight wells declined by 16.8% during the fourth quarter of 2007 to $499,274, as compared to $599,788 during the third quarter. The Partnership had no comparative oil and natural gas sales revenue for 2006, as all three wells drilled by the Partnership during 2006 were unsuccessful. Production expenses increased from $82,723 to $96,344 during the fourth quarter. Production expenses totaled $231,989 during the year ended December 31, 2007. There were no comparable expenses during 2006. The Partnership reduced the estimated reserves it expects to recover from the Cole Ranch prospect wells in the third quarter of 2007 because peak production from the wells was less than originally anticipated. However, this reduction was offset by reserves from new discoveries during the third quarter, and the Partnership recorded no property impairment expense during the third quarter of 2007.  The declining production rates and increasing production expenses during the fourth quarter have led to additional reductions in the estimated recoverable reserves from these eight wells. Combined with an unsuccessful development well drilled during the fourth quarter, these two items have caused the Partnership to record property impairment expense totaling $6,315,241 during the fourth quarter. The Partnership had earlier recorded property impairment expense totaling $4,424,296 during the first two quarters of 2007 as a result of four unsuccessful wells, for a total 2007 property impairment expense of $10,739,537. The Partnership recorded property impairment expense totaling $1,825,482 during 2006 because all three wells completed during 2006 were unsuccessful.

General and administrative costs totaled $135,603 during 2007 as compared to $69,081 during 2006. Administrative costs paid to Reef rose from $5,203 to $57,221, accounting for a substantial portion of the increase. These costs were directly related to the Partnership well count increasing from three wells during 2006 to twenty-nine wells during 2007.   Legal, accounting, and printing costs related to the Partnership’s required SEC filings rose from $59,792 in 2006 to $74,912 during 2007.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2008, 2007 and 2006, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

	Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Purchase obligations *	$430,096	$360,000	$70,096	—	—

* The 15% management fee due Reef for organization and offering costs, including sales commissions, is payable in two parts. Reef initially received an amount, not to exceed 13.5%, to recover actual commissions and organization and offering costs. As of December 31, 2008, the Partnership is obligated to pay Reef $430,096 representing the portion of the management fee in excess of actual commissions and organization and offering costs, from the oil and gas cash flows available for partner distributions at a rate not to exceed $1 million per year. The Partnership is paying this balance at a rate of $30,000 per month beginning in February 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Interest Rate Risk

The Partnership has not borrowed any funds to date. The Partnership Agreement allows borrowings from banks or other financial sources of up to 25% of the aggregate capital contributions to the Partnership without investor approval, provided the lender agrees it will have no recourse against individual investor partners, and allows borrowings in excess of 25% of the aggregate capital contributions to the Partnership with the consent of investor partners. Should the Partnership elect to borrow monies for additional drilling activity on Partnership properties, it will be subject to the interest rate risk inherent in borrowing activities. Changes in interest rates could significantly affect the Partnership’s results of operations and the amount of net cash flow available for partner distributions. Also, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

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

Assuming the production levels we attained during the year ended December 31, 2008, a 10% change in the price received for our crude oil would have had an approximate $159,000 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $127,000 impact on our natural gas revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of our independent registered public accounting firm, and the Partnership’s financial statements, related notes, and supplementary data are set forth in a separate section to this Annual Report, beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below:

Name	Age	Positions and Offices Held
Michael J. Mauceli	52	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
H. Walt Dunagin	51	Vice President – Land Manager of RELP
Lawrence J. Harrison, Jr.	58	Vice President – Business Development of RELP
Byron H. Dean	59	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	57	General Counsel of RELP
L. Mark Price	46	Chief Financial Officer of Reef and of RELP
David M. Tierney	56	Chief Accounting Officer – Public Partnerships

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

Byron H. (Howard) Dean is Manager – Acquisitions and Divestitures of RELP and is responsible for solicitation and technical evaluation of acquisition and development opportunities for Reef. A registered petroleum engineer, Mr. Dean has over 30 years of industry experience with oil and natural gas operations and reservoir engineering, both domestic onshore and offshore. Prior to joining RELP, Mr. Dean was Senior Petroleum Engineer and Acquisition and Divestiture Specialist for PLS, Inc. and Noble Royalties, Inc. He is a 1974 graduate of the University of Texas at Arlington with a Bachelor of Science degree in Civil Engineering. Mr. Dean is an active member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, ADAM Energy Forum, and Texas Independent Producer and Royalty Owners Association.

Daniel C. Sibley is General Counsel of RELP. Mr. Sibley was appointed General Counsel of RELP on January 14, 2009. Previously, Mr. Sibley served as Chief Financial Officer of Reef and RELP. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984.

L. Mark Price is Chief Financial Officer of Reef and RELP.  Mr. Price was appointed to this position January 9, 2009.   Mr. Price has over twenty-two years of experience working in the oil and gas and manufacturing industries. He previously served as the Chief Financial Officer for The Terramar Group, Inc., an international oil and gas and manufacturing company, since 2007. From 2004 to 2007, he served as the Chief Accounting Officer for Lancer Corporation, an international manufacturing company. Additionally, Mr. Price served as the Chief Financial Officer of Nunn Manufacturing, and for PCLC Asset Management after its acquisition of Nunn Manufacturing in 1998, from 1996 until 2004. Mr. Price received his BBA in accounting and finance from Texas Tech University and is a Texas Certified Public Accountant.

David M. Tierney is Chief Accounting Officer – Public Partnerships. Mr. Tierney was appointed to this position in July 2008. Mr. Tierney has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, since March 2001.  Mr. Tierney was previously the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships. Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant. Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979. From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

Audit Committee and Nominating Committee

Because the Partnership has no directors, it does not have an audit committee, an audit committee financial expert or a nominating committee.

Code of Ethics

Because the Partnership has no employees, it does not have a code of ethics.  Employees of the Partnership’s managing general partner, Reef, must comply with Reef’s Code of Ethics, a copy of which will be provided to investor partners, without charge, upon request made to Reef Oil & Gas Partners, L.P., 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080, Attention: Daniel C. Sibley.

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

Reef is entitled to receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $3,464,188. The Partnership recorded $3,414,188 of this amount as offering costs, and $50,000 as organization costs. Of this amount, $2,689,092 has been paid to Reef to cover actual sales commissions and organization and offering costs, $345,000 has been paid to Reef from net cash flow, and $430,096 has been accrued at December 31, 2008 as an account payable to be paid to Reef from future net cash flows of the Partnership. The Partnership is currently reimbursing these fees to Reef at a rate of $30,000 per month.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2008, 2007 and 2006, the Partnership reimbursed Reef $58,114, $945,521 and $217,183, respectively, for technical services costs which have been capitalized as project costs, and $279,926, $57,221 and $5,203, respectively, for administrative costs included as general and administrative expenses.

OREI and RELP receive operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2008, 2007 and 2006, the Partnership paid operator fees totaling $40,879, $51,700, and $0 to RELP and OREI. RELP (previously OREI) serves as operator for five Partnership prospects upon which nine successful and ten unsuccessful wells have been drilled, including the eight Sand Dunes wells classified as unsucccessful that have not yet been plugged and abandoned.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2008 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

The Partnership is managed by a managing general partner and does not have directors. Reef is the managing general partner of the Partnership.  Along with its affiliates, Reef has entered into agreements with, and received compensation from, the Partnership for services it performs for the Partnership. See “Item 11 - EXECUTIVE COMPENSATION.”

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2008	2007
Audit fees	$48,593	$43,561
Audit related fees	—	—
Tax fees	3,701	866
All other fees	—	—

Tax fees are for review of the Partnership’s tax return.

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

A list of the exhibits filed or furnished with this Annual Report (or incorporated by reference to exhibits previously filed or furnished by us) is provided in the Exhibit Index in this Annual Report.  Those exhibits incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. Otherwise, the exhibits are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 15, 2009	REEF GLOBAL ENERGY VII, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli

Manager (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef Oil & Gas Partners, L.P. (Principal Executive Officer)	April 15, 2009
Michael J. Mauceli

/s/ David M. Tierney	Chief Accounting Officer-Public Partnerships Reef Exploration, L.P. (Principal Financial and Accounting Officer)	April 15, 2009
David M. Tierney

Reef Global Energy VII, L.P.

Financial Statements

Years Ended December 31, 2008, 2007, and 2006

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VII, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VII, L.P. as of December 31, 2008 and 2007, and the related statements of operations, partnership equity, and cash flows for the years ended December 31, 2008, 2007, and 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

Dallas, Texas

April 14, 2009

Reef Global Energy VII, L.P.

Balance Sheets

December 31,	2008	2007

Assets

Current assets:
Cash and cash equivalents	$444,655	$1,261,615
Accounts receivable	3,015	—
Accounts receivable from affiliates	—	10,969
Total current assets	447,670	1,272,584

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $19,105,539 and $13,640,391	2,297,832	7,175,691
Unproved properties	—	172,447
Net oil and gas properties	2,297,832	7,348,138

Total assets	$2,745,502	$8,620,722

Liabilities and partnership equity

Current liabilities:
Accounts payable	537	—
Accounts payable to affiliates	650,339	598,728
Total current liabilities	650,876	598,728

Long-term liabilities:
Asset retirement obligation	270,772	125,705
Accounts payable to affiliates	70,096	430,096
Total long-term liabilities	340,868	555,801

Commitments and Contingencies (Note 5)

Partnership equity
General partners	—	5,624,838
Limited partners	1,644,959	1,387,493
Managing general partner	108,799	453,862
Partnership equity	1,753,758	7,466,193

Total liabilities and partnership equity	$2,745,502	$8,620,722

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Operations

	2008	2007	2006

Revenues:	$2,861,452	$1,517,970	$—

Costs and expenses:
Lease operating expenses	503,416	149,307	—
Production taxes	175,699	82,682	—
Depreciation, depletion and amortization	1,346,930	1,075,372	—
Property impairment	4,290,665	10,739,537	1,825,482
Accretion of asset retirement obligation	65,726	4,643	—
General and administrative	456,589	135,603	69,081
Total costs and expenses	6,839,025	12,187,144	1,894,563

Loss from operations	(3,977,573)	(10,669,174)	(1,894,563)

Interest income	8,577	317,661	691,667

Net loss	$(3,968,996)	$(10,351,513)	$(1,202,896)

Net income (loss) per general partner unit	$329.01	$(10,689.32)	$(1,290.26)
Net loss per limited partner unit	$(4,209.61)	$(10,689.32)	$(1,283.33)
Net loss per managing general partner unit	$(1,650.23)	$(9,808.55)	$(251.74)

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2005	52.700	$1,120,386	14.932	$317,612	3.560	$75,568	71.192	$1,513,566
Partner contributions, net of offering costs	688.301	14,627,534	167.851	3,565,680	45.060	1,006,778	901.212	19,199,992
Partner distributions	—	(200,071)	—	(49,351)	—	(45,578)	—	(295,000)
Net loss	—	(956,084)	—	(234,572)	—	(12,240)	—	(1,202,896)
Balance at December 31, 2006	741.001	14,591,765	182.783	3,599,369	48.620	1,024,528	972.404	19,215,662

Distribution amount per partnership unit		$270.00		$270.00		$937.43

Balance at December 31, 2006	741.001	14,591,765	182.783	3,599,369	48.620	1,024,528	972.404	19,215,662
Partner contributions	—	—	—	—	—	144,544	—	144,544
Partner distributions	—	(1,046,134)	—	(258,050)	—	(238,316)	—	(1,542,500)
Net loss	—	(7,920,793)	—	(1,953,826)	—	(476,894)	—	(10,351,513)
Balance at December 31, 2007	741.001	5,624,838	182.783	1,387,493	48.620	453,862	972.404	7,466,193

Distribution amount per partnership unit		$1,411.78		$1,411.78		$4,901.60

Balance at December 31, 2007	741.001	5,624,838	182.783	1,387,493	48.620	453,862	972.404	7,466,193
Partner contributions	—	—	—	—	—	5,361	—	5,361
Partner distributions	—	(521,202)	—	(957,408)	—	(270,190)	—	(1,748,800)
Net income (loss)	—	243,801	—	(4,132,563)	—	(80,234)	—	(3,968,996)
Conversion of general partner units into limited partner units (Note 1)	(741.001)	(5,347,437)	741.001	5,347,437	—	—	—	—
Balance at December 31, 2008	—	$—	923.784	$1,644,959	48.620	$108,799	972.404	$1,753,758

Distribution amount per partnership unit		$703.38		$1,600.61		$5,557.18

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Cash Flows

	2008	2007	2006
Operating Activities
Net loss	$(3,968,996)	$(10,351,513)	$(1,202,896)
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,346,930	1,075,372	—
Property impairment	4,290,665	10,739,537	1,825,482
Accretion of asset retirement obligation	65,726	4,643	—
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable	(3,015)	—	1,177
Accounts payable	537	—	(475)
Accounts payable to affiliates	246,646	21,118	(80,263)
Net cash provided by operating activities	1,978,493	1,489,157	543,025

Investing Activities
Property acquisition and development	(732,983)	(13,162,379)	(7,457,478)
Net cash used in investing activities	(732,983)	(13,162,379)	(7,457,478)

Financing Activities
Partner capital contributions	16,330	174,012	22,445,763
Offering costs	(330,000)	(268,014)	(2,182,457)
Partner distributions	(1,748,800)	(1,542,500)	(295,000)
Net cash provided by (used in) financing activities	(2,062,470)	(1,636,502)	19,968,306

Net increase (decrease) in cash and cash equivalents	(816,960)	(13,309,724)	13,053,853
Cash and cash equivalents at beginning of period	1,261,615	14,571,339	1,517,486
Cash and cash equivalents at end of period	$444,655	$1,261,615	$14,571,339

Non-cash investing transactions
Property additions included in accounts payable to affiliates	$22,575	$247,610	$1,542,848
Property additions and asset retirement obligation	$79,341	$121,062	$—
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$—	$10,969	$40,437
Offering costs included in accounts payable to affiliates	$360,000	$330,000	$—
Offering costs included in non-current accounts payable to affiliates	$70,096	$430,096	$1,028,110

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Notes to Financial Statements

December 31, 2008

1. Organization and Basis of Presentation

Reef Global Energy VII, L.P. (the “Partnership”) is the second in a series of four Nevada limited partnerships comprising a program called Reef Global Energy Ventures II (the “Program”), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on July 7, 2005. In order to be formed, each partnership was required to sell a minimum of 40 partnership units at $25,000 per unit, including units purchased by the managing general partner. Each partnership formed as a part of the Program offered a minimum of 1,000 and a maximum of 2,000 units for sale. The Program was authorized to sell up to 1,600 limited partner units and 6,400 general partner units during the period beginning July 8, 2005 through July 7, 2007. The Partnership offered 1,200 units for sale ($30,000,000); consisting of up to 240 limited partner units and up to 960 general partner units. Investor funds were held in escrow and were subject to reimbursement with interest if the minimum number of units was not sold. The Program filed a prospectus supplement with the SEC on November 15, 2005 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level, the Partnership was formed on December 29, 2005. The Partnership offering closed April 28, 2006, with sales to outside investors totaling 741.001 general partner units and 182.783 limited partner units, and sales to the managing general partner totaling 48.620 general partner units.

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by OREI, Inc. (“OREI”) or Reef Exploration, L.P. (“RELP”), affiliates of the managing general partner.

Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investors other than the managing general partner were converted into limited partner units. This conversion of general partner units into limited partner units occurred during the 3rd quarter of 2008. The general partner equity at June 30, 2008 was transferred to limited partner equity, and all income and expense items subsequent to the second quarter of 2008 have been allocated between the managing general partner and the limited partners.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners. Allocations of income and expense to the managing general partner and investor partner are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Monthly cash distributions to partners are based upon the number and type of partnership units held at the close of the prior month.  Cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank, which at times may exceed federally insured limits. The Partnership has not experienced any losses in such accounts, and does not expect any loss from this exposure. The carrying value of the Partnership’s cash equivalents approximates fair value.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Crude Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or estimated fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2008 and 2007, the Partnership recognized property impairment expense of proved properties totaling $4,118,218 and $10,739,537, respectively.

Unproved properties consist of undeveloped leasehold interests. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2008, the Partnership recognized property impairment expense of unproved properties totaling $172,447.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2008 and 2007.

	2008	2007
Beginning asset retirement obligation	$125,705	$—
Additions related to new properties	79,341	121,062
Accretion expense	65,726	4,643
Ending asset retirement obligation	$270,772	$125,705

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2008, 2007, and 2006.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2008, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $4.22 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Effective January 1, 2008, the Partnership adopted SFAS No. 157, which applies to other accounting pronouncements that require or permit fair value measurements; however, it does not require any new fair value measurements.

SFAS No. 157 establishes a hierarchy for disclosure of the inputs to valuation used to measure fair value. The hierarchy prioritizes the inputs into three broad levels. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. All of the Partnership’s cash equivalents fall into Level 1 and consist of short-term, highly liquid investments, which have maturities of 90 days or less, including money market funds. The Partnership does not have any assets or liabilities falling under Level 2 or 3.

New Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, on the financial statements.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources for accounting principles and the framework for selecting the principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. This Statement became effective in November 2008.

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Partnership does not utilize derivative instruments; therefore, the Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. The Partnership does not expect this pronouncement to have any impact on the Partnership’s results of operations, cash flows or financial position.

Accounting Standard Fair Value for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows entities the option to measure eligible financial instruments at fair value as of specified dates. The Partnership did not elect fair value as an alternative as provided under SFAS 159 for any of its financial assets and liabilities that are not currently measured at fair value.

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI employed this staff of employees. On January 2, 2006, the employees of OREI were transferred to RELP. In addition, during 2006 RELP assumed from OREI well operator status for all wells previously operated by OREI. The Partnership reimburses RELP and OREI for technical and administrative services at cost. During the years ended December 31, 2008, 2007, and 2006 the Partnership incurred technical services and administrative costs totaling $338,040, $1,002,742, and $222,386, respectively. Of these

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

amounts, $58,114, $945,521, and $217,183 represent technical services costs capitalized as project costs, and $279,926, $57,221, and $5,203 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the years ended December 31, 2008 and 2007, this 1% obligation totaled $5,361 and $144,544. In connection with the 1% obligation, Reef owed the Partnership $10,969 at December 31, 2007. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2008 and 2007, the Partnership owed RELP $290,339 and $268,728, respectively, for joint interest and technical and administrative charges processed in excess of net revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

Accounts payable to affiliates as of December 31, 2008 and 2007 also includes $430,096 and $760,096, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2008, the Partnership reimbursed $330,000 of this amount to Reef. The Partnership is reimbursing this amount to Reef at a rate of $30,000 per month. As such, $360,000 has been classified as a current liability, and the remaining $70,096 has been classified as a long term liability to affiliates at December 31, 2008.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

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

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the year ended December 31, 2007, the Partnership paid drilling overhead fees totaling $28,398 to RELP. During the years ended December 31, 2008 and 2007, the Partnership paid operating overhead fees totaling $40,879 and $23,302 to RELP, respectively.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2008, two marketers and one operator accounted for 41.7%, 41.4%, and 14.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, two marketers accounted for 79.4% and 16.5% of the Partnership’s crude oil and natural gas revenues, respectively. As of December 31, 2006, the Partnership had no crude oil and natural gas production and, therefore, had no customers. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

6. Partnership Equity

Sales of Partnership units began on November 15, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on December 29, 2005 and the sale of Partnership units was closed on April 28, 2006. The Partnership raised $23,094,590 from the sale of 923.784 Partnership units to investor partners. Reef purchased 48.620 units (5%) for $1,033,179. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

paying its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef has contributed $199,145 to the Partnership at December 31, 2008.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving net capital contributions of $20,862,726 available for Partnership oil & gas activities. Of the $3,464,188 management fee, offering costs were $3,414,188 and organization costs were $50,000. The Partnership has drilled twenty-nine wells at December 31, 2008, and has completed drilling operations with the capital raised by the Partnership.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Prospects

As of December 31, 2008, the Partnership owns working interests in six developmental prospects and seven exploratory prospects, upon which a total of twenty-nine wells were drilled with the capital raised by the Partnership.

The Partnership drilled eleven successful developmental wells and eleven unsuccessful developmental wells, including the eight Sand Dunes wells described below. The Partnership drilled one successful exploratory well, and six unsuccessful exploratory wells. The successful exploratory well ceased production during 2007.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells, however, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the field was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the eight wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells have been classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the December 31, 2008 reserve information presented in this Annual Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also has unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership has fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to conduct any drilling operations on this acreage.

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2008	2007	2006

Oil and natural gas properties:
Unproved properties	$—	$172,447	$3,211,249
Proved properties	21,403,371	20,816,082	1,825,482
	21,403,371	20,988,529	5,036,731
Less:
Accumulated depreciation, depletion and amortization	(2,422,302)	(1,075,372)	—
Property impairment	(16,683,237)	(12,565,019)	(1,825,482)
Total	$2,297,832	$7,348,138	$3,211,249

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2008, 2007, and 2006:

	2008	2007	2006

Oil and natural gas properties:
Exploration	$(134,657)	$3,691,736	$3,482,548
Development	721,946	12,260,062	1,554,183
Total	$587,289	$15,951,798	$5,036,731

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2008, 2007, and 2006.

	2008	2007	2006

Oil and gas producing activities:
Oil sales	$1,590,912	$1,102,915	$—
Natural gas sales	1,270,540	415,055	—
Production expenses	(679,115)	(231,989)	—
Accretion of asset retirement obligation	(65,726)	(4,643)	—
Depreciation , depletion and amortization	(1,346,930)	(1,075,372)	—
Property impairment expense	(4,118,218)	(10,739,537)	(1,825,482)
Results of operations from producing activities	$(3,348,537)	$(10,533,571)	$(1,825,482)

Depletion rate per BOE	$35.48	$48.70	$—

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

The following information describes changes during the years and balances of proved crude oil and natural gas reserves as of December 31, 2008 and 2007. The Partnership had no proved crude oil and natural gas reserves at December 31, 2006. The definitions used are in accordance with applicable SEC regulations.

Proved crude oil and natural gas reserves are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, that is, prices and costs as of the date the estimate is made.

Prices include consideration of changes in existing prices provided by contractual arrangements, but not escalations based upon future conditions. Additional development costs required to recover these proved reserves are estimated at approximately $0 and $274,087 as of December 31, 2008 and 2007. All of the Partnership’s reserves are located in the United States.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2006	—	—	—
New discoveries	110,903	804,018	244,906
Production	(14,032)	(48,301)	(22,082)
Reserves at December 31, 2007	96,871	755,717	222,824

Revisions of previous estimates	(47,433)	(222,083)	(84,447)
Production	(16,045)	(131,512)	(37,964)
Reserves at December 31, 2008	33,393	402,122	100,413

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

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

Changes in the demand for crude oil and natural gas, inflation, and other factors make such estimates inherently imprecise and subject to substantial revision. This table should not be construed to be an estimate of the current market value of the Partnership’s proved reserves.

December 31,	2008	2007
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$3,959,364	$13,857,388
Future production costs	(1,217,470)	(4,277,881)
Future development costs	—	(274,087)
Future net cash flows	2,741,894	9,305,420
Effect of discounting net cash flows at 10%	(444,062)	(2,106,058)
Discounted future net cash flows	$2,297,832	$7,199,362

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2008	2007
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$7,199,362	$—
Extensions and discoveries	—	8,480,700
Net change in sales price, net of production costs	(1,471,634)	—
Revisions of quantity estimates	(1,932,472)	—
Net changes in estimated future development costs	(42,183)	—
Changes in production timing rates	(58,566)	—
Accretion of discount	719,936	—
Sales net of production costs	(2,116,611)	(1,281,338)
Net increase (decrease)	(4,901,530)	7,199,362
Standardized measure at end of year	$2,297,832	$7,199,362

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

9. Supplementary Quarterly Financial Data (Unaudited)

Year ended December 31, 2007	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total crude oil and natural gas sales	$9,579	$147,135	$635,516	$725,740	$1,517,970
Income (loss) from operations	(3,967,639)	(551,505)	221,902	(6,371,932)	(10,669,174)
Net income (loss)	(3,824,681)	(451,722)	274,075	(6,349,185)	(10,351,513)
Net income (loss) per managing general partner unit	(4,411.83)	(228.53)	1,458.46	(6,626.65)	(9,808.55)
Net income (loss) per general partner unit	(3,908.03)	(476.97)	219.93	(6,524.25)	(10,689.32)
Net income (loss) per limited partner unit	(3,908.03)	(476.97)	219.93	(6,524.25)	(10,689.32)

Property impairment expense included in the above amounts is as follows:

1st quarter — $3,884,152,   2nd quarter — $540,144,   3rd quarter — $0,  4th quarter — $6,315,241

Year ended December 31, 2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Total crude oil and natural gas sales	$663,141	$913,165	$788,934	$496,212	$2,861,452
Income (loss) from operations	97,056	319,841	295,956	(4,690,426)	(3,977,573)
Net income (loss)	103,252	321,102	296,501	(4,689,851)	(3,968,996)
Net income (loss) per managing general partner unit	930.03	1,546.61	1,547.84	(5,674.71)	(1,650.23)
Net income per general partner unit	62.82	266.19	—	—	329.01
Net income (loss) per limited partner unit	62.82	266.19	239.49	(4,778.11)	(4,209.61)

Property impairment expense included in the 4th quarter totaled $4,290,665

EXHIBIT INDEX

3.1(a)(i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52540, as filed with the SEC on March 30, 2007).

3.1(a)(ii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VII, L.P., dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to Form 8-K, SEC File No. 000-52540, as filed with the SEC on September 3, 2008).

3.1(a)(iii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VII, L.P., dated August 28, 2008 (incorporated by reference to Exhibit 3.1(i)(b) to Form 8-K, SEC File No. 000-52540, as filed with the SEC on September 3, 2008).

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

* Attached herewith