Form 10-Q
period 2009-03-31
Reef Global Energy VII, L.P.
filed 2009-05-15
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$153,849	$444,655
Accounts receivable from affiliates	3,015	3,015
Total current assets	156,864	447,670

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $19,867,767 and $14,546,005	1,610,710	2,297,832
Net oil and gas properties	1,610,710	2,297,832

Total assets	$1,767,574	$2,745,502

Liabilities and partnership equity

Current liabilities:
Accounts payable	$15,583	$537
Accounts payable to affiliates	436,165	650,339
Total current liabilities	451,748	650,876

Long-term liabilities:
Accounts payable to affiliates	—	70,096
Asset retirement obligation	274,962	270,772
Total long-term liabilities	274,962	340,868

Partnership equity:
General partners	—	—
Limited partners	968,033	1,644,959
Managing general partner	72,831	108,799
Partnership equity	1,040,864	1,753,758

Total liabilities and partnership equity	$1,767,574	$2,745,502

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31
	2009	2008

Revenues	$312,574	$663,141

Costs and expenses:
Lease operating expenses	89,336	148,372
Production taxes	21,731	44,235
Depreciation, depletion and amortization	225,746	308,073
Property impairment	566,482	—
Accretion of asset retirement obligation	4,190	15,182
General and administrative	67,131	50,223
Total costs and expenses	974,616	566,085

Income (loss) from operations	(662,042)	97,056

Other income:
Interest income	931	6,196
Total other income	931	6,196

Net income (loss)	$(661,111)	$103,252

Net income (loss) per general partner unit	$—	$62.82
Net income (loss) per limited partner unit	$(685.34)	$62.82
Net income (loss) per managing general partner unit	$(576.08)	$930.03

See accompanying notes to condensed financial statements

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31
	2009	2008

Operating Activities
Net income (loss)	$(661,111)	$103,252
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	225,746	308,073
Property impairment	566,482	—
Accretion of asset retirement obligation	4,190	15,182
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	—	(249,796)
Accounts payable	15,046	—
Accounts payable to affiliates	(291,004)	20,274
Net cash (used in) provided by operating activities	(140,651)	196,985

Investing Activities
Property acquisition and development	(98,372)	(524,308)
Net cash used in investing activities	(98,372)	(524,308)

Financing Activities
Partner capital contributions	—	10,969
Offering costs	—	(30,000)
Partner distributions	(51,783)	(476,000)
Net cash (used in) financing activities	(51,783)	(495,031)

Net (decrease) in cash and cash equivalents	(290,806)	(822,354)
Cash and cash equivalents at beginning of period	444,655	1,261,615
Cash and cash equivalents at end of period	$153,849	$439,261

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$6,734	$18,373
Property additions and asset retirement obligation	$—	$77,482
Supplemental disclosure of non-cash financing transactions
Offering costs included in accounts payable to affiliates	$340,095	$360,000
Offering costs included in long-term accounts payable to affiliates	$—	$370,096

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2009, the Partnership recognized a property impairment expense of approximately $566,482.  During the three month period ended March 31, 2008, the Partnership recognized no property impairment expense.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three month periods ended March 31, 2009 and 2008, the Partnership recognized no impairment of unproved properties.

Asset Retirement Obligation

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

The following table summarizes the Partnership’s asset retirement obligation for the three month ended March 31, 2009 and the year ended December 31, 2008.

	Quarter ended	Year Ended
	March 31, 2009	December 31, 2008
Beginning asset retirement obligation	$270,772	$125,705
Additions related to new properties	—	79,341
Accretion expense	4,190	65,726
Ending asset retirement obligation	$274,962	$270,772

New Accounting Pronouncements

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009, and its adoption is expected to have no impact on the Partnership’s results of operations and financial condition but will require additional disclosures regarding the fair value of certain financial instruments of the Partnership.

Fair Value Measurements

On January 1, 2009, the Partnership adopted FASB Staff Position FSP FAS No. 157-2 (“FSP FAS No. 157-2”), which delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  The adoption of FSP FAS No. 157-2 was immaterial to the Partnership’s results of operations, cash flows and financial positions.

Modernization of Oil and Gas Reporting

In January 2009, the SEC issued revisions to the oil and gas reporting disclosures, “Modernization of Oil and Gas Reporting; Final Rule” (“the Final Rule”). In addition to changing the definition and disclosure requirements for oil and gas reserves, the Final Rule changes the requirements for determining quantities of oil and gas reserves. The Final Rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of oil and gas reserves, aligning them with current practices and updating them for changes in technology. The Final Rule is effective for annual reports on Form 10-K for fiscal years ending on or after December 31, 2009. The Partnership has not yet determined the impact, if any, of the Final Rule on the financial statements.

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

Disclosures About Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit-risk-related contingent features contained within derivatives. The Partnership does not utilize derivative instruments; therefore, this pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

Non-controlling Interests in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which improves the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The Partnership does not own any subsidiaries, and this pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations. The Partnership has no business combinations in progress or, at this time, in future plans. This pronouncement did not have any impact on the Partnership’s results of operations, cash flows or financial position.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI employed this staff of employees. The Partnership reimburses RELP for technical and administrative services at cost. During the three months ended March 31, 2009 and 2008, the Partnership incurred technical services and administrative costs totaling $51,924 and $59,765, respectively. Of these amounts, $1,207 and $18,373 represent technical services costs capitalized as project costs, and $50,717 and $41,392 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the three months ended March 31, 2009 and the year ended December 31, 2008, this 1% obligation totaled $0 and $5,361, respectively. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2009 and December 31, 2008, the Partnership owed RELP $96,070 and $290,339, respectively, for joint interest and technical and administrative charges processed in excess of net revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

Accounts payable to affiliates as of March 31, 2009 and December 31, 2008 also includes $340,095 and $430,096, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2008, the Partnership reimbursed $330,000 of this amount to Reef. The Partnership is reimbursing this amount to Reef at a rate of $30,000 per month. As such, the remaining balance of $340,095 has been classified as a current liability to affiliates at March 31, 2009.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2009 and 2008 is detailed below:

For the three months ended March 31, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(28,009)	$(576.08)
General partner units*	0.000	—	$—
Limited partner units*	923.783	(633,102)	$(685.34)
Total	972.403	$(661,111)

For the three months ended March 31, 2008

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$45,219	$930.05
General partner units*	741.001	46,550	$62.82
Limited partner units*	182.783	11,483	$62.82
Total	972.404	$103,252

*              During the third quarter of 2008, all general partner units of the Partnership were converted into limited partner units.

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects located in Lavaca, San Patricio, and Glasscock County, Texas, Park County, Wyoming, and Terrebonne Parish, Louisiana. The Partnership participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at March 31, 2009. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight unsuccessful developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects located in Iberville, St. Mary, and Cameron Parish, Louisiana, and Lavaca (two prospects), San Patricio, and Galveston County, Texas and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership has completed its drilling program of twenty-nine wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. Currently, the Partnership has no plans for additional drilling.

A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect. A development well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a development well, including wells drilled to find and produce crude oil or natural gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas, or wells drilled to extend a known reservoir. In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

The table below summarizes Partnership drilling expenditures as of March 31, 2009 by classification of well. Drilling, completion, and facilities costs include $200,403 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,885,400	$12,579,039	$14,464,439
Exploratory wells	705,677	6,338,361	7,044,038
Unproved properties	172,447	—	172,447
Total	$2,763,524	$18,917,400	$21,680,924

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the March 31, 2009 reserve information presented in this Quarterly Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also owns interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled Sand Dunes wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to conduct any drilling operations on this acreage.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. As of March 31, 2009, Reef has also contributed $199,145 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,862,726 available for Partnership activities. As of March 31, 2009, the Partnership has expended $21,480,521 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of 29 wells and $137,512 on general and administrative expenses. The total of these expenses is $755,307 in excess of the capital available for Partnership activities.  Expenditures in excess of available capital are being deducted from Partnership distributions.  At March 31, 2009, $310,306 had been recovered. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of ($294,884) at March 31, 2009, primarily as a result of expending funds in excess of original capital contributions in connection with the 29 wells drilled during the drilling phase of operations.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 MCF of natural gas to 1 barrel of oil.

	For the three months ended March 31,
	2009	2008
Sales volumes:
Crude oil (Barrels)	4,232	4,248
Natural gas (MCF)	33,482	29,017
EBO	9,812	9,084

Average sales prices received:
Crude oil (Barrels)	$34.10	$94.37
Natural gas (MCF)	$5.03	$9.04

The Partnership had eleven productive wells during the first quarter of 2009, compared with ten productive wells during the first quarter of 2008. The Rob L RA SUA CL&F #1 (“Gumbo II”) well began production operations in May 2008. The Partnership has two significant wells, the Gumbo II well and the HBR A Big Gas Unit (“HBR A”). During the first quarter of 2008, the HBR A well accounted for 22.1% and 72.9% of the crude oil and natural gas sales volumes, respectively. During the first quarter of 2009, the HBR A and the Gumbo II accounted for 51.8% and 86.6% of the crude oil and natural gas sales volumes, respectively. The eight Cole Ranch field wells, which began production in April 2007, averaged 56 barrels of crude oil production and 131 MCF of natural gas production per day during the first quarter of 2009. The Partnership owns a 50% working interest and a 37.5% revenue interest in these wells. During the first quarter of 2008, these same eight wells averaged approximately 91 barrels of crude oil production and 427 MCF of natural gas production per day. Gas sales volumes from the Gumbo II well during the first quarter of 2009 were enough to offset the natural decline in gas volumes from the other Partnership wells, and oil sales volumes were almost enough to offset the decline in volumes from the other Partnership wells. However, the declines in crude oil and natural gas average sales prices were significant, and crude oil and natural gas sales revenues and overall profitability for the first quarter of 2009 declined sharply. While crude oil prices have begun to move upward beginning with March 2009 sales volumes, gas prices have declined subsequent to March 31, 2009, and the Partnership expects to have a net loss for the second quarter of 2009.

Net proved crude oil and natural gas reserves of the Partnership at March 31, 2009 and 2008 are detailed below. Net proved crude oil and natural gas reserves at March 31, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Sand Dunes wells in the March 2008 reserve study were 41,282 barrels of crude oil and 94,795 MCF of natural gas.  Net proved crude oil and natural gas reserves at March 31, 2009 and 2008 include only those quantities that we expect to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at March 31, 2009. All of the Partnership’s reserves are located in the United States.

The Partnership has eleven productive wells at March 31, 2009. The Partnership’s reserves are highly concentrated in two of these wells. These two wells are the Gumbo II well in Terrebonne Parish, Louisiana and the HBR A well in Galveston County, Texas. These two wells have total estimated proved reserves of 20,808 barrels of crude oil and 344,995 MCF of natural gas. Using a conversion factor of 6 MCF to 1 barrel of oil, these two wells have approximately 86.3% of total Partnership reserves at March 31, 2009.

During the first quarter of 2009, the Partnership recorded property impairment expense of proved properties totaling $566,482 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%. The decline in commodity prices has resulted in shorter estimated economic lives for Partnership properties, which has decreased both reserve estimates and the corresponding future net revenues expected from Partnership properties.

Net proved reserves	Oil (BBL)	Gas (MCF)
March 31, 2009	29,763	366,164
March 31, 2008	99,111	758,722

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

The Partnership had a net loss of $661,111 for the three month period ended March 31, 2009, compared to net income totaling $103,252 for the three month period ended March 31, 2008.

The Partnership incurred no property impairment expense during the three month period ended March 31, 2008. However, the decline in oil and gas prices has resulted in impairment expense of proved properties totaling $566,482 for the quarter ending March 31, 2009.

While overall sales volumes increased during the first quarter of 2009, primarily as a result of the Gumbo II well that did not produce during the first quarter of 2008, there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $94.37 per barrel of crude oil during the first quarter of 2008 to $34.10 per barrel during the first quarter of 2009, a drop of 63.9%. Natural gas prices also declined significantly; from an average price of $9.04 per MCF of natural gas produced during the quarter ended March 31, 2008 to $5.03 per MCF for the quarter ended March 31, 2009, a decline of 44.4%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $351,000, or 52.9% for the quarter ended March 31, 2009. This loss of revenues and the impairment expense required as a result of the lower crude oil and natural gas prices were the two primary differences between the comparative quarters.  While oil prices began an upward movement beginning with the March 2009 oil sales, gas prices have continued to decline and the Partnership expects to incur a loss during the second quarter based upon current prices.

Lease operating costs declined during the quarter ended March 31, 2009 compared to the quarter ended March 31, 2008. Approximately $33,800 of this decline is due to the Sand Dunes prospect being shut-in during February 2009. The costs of electricity and salt water disposal during the testing of the Sand Dunes wells in 2008 caused higher first quarter operating expenses for the Sand Dunes wells. In addition approximately $22,000 of workover expense was incurred on three Cole Ranch wells during the first quarter of 2008, compared to no workover expense during the first quarter of 2009.  As a result of shutting in the eight Sand Dunes wells, lease operating costs should continue to show a decline from comparable levels during 2008.

General and administrative costs increased from $50,223 incurred during the first quarter of 2008 to $67,131 incurred during the first quarter of 2009. The increase is primarily the result of a change in the method for allocating overhead to partnerships sponsored by Reef. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Under the prior method of allocating overhead, not all allocable general and administrative expenses were charged to the partnerships sponsored by Reef. The administrative overhead charge to the Partnership for the quarter ended March 31, 2009 was $50,717, compared to $41,392 for the quarter ended March 31, 2008.  The Partnership expects that 2009 overall general and administrative costs will decline from 2008 levels.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 240 units of limited partner interests and 960 units of general partner interests. The aggregate offering amount registered was $30,000,000. During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $24,127,769. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At March 31, 2009, Reef had contributed or accrued $199,145 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,862,726 available for Partnership oil and gas operations. As of March 31, 2009, the Partnership had expended $21,480,521 on property acquisitions and prepayments and $137,512 on pre-production general and administrative expenses. The Partnership is expected to expend funds on salt water disposal facilities for the wells located on the Sand Dunes prospect. Expenditures in excess of available capital will be deducted from Partnership distributions.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: May 14, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: May 14, 2009	By:	/s/ L. Mark Price
L. Mark Price
Chief Financial Officer
Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

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