Form 10-Q
period 2009-06-30
Reef Global Energy VII, L.P.
filed 2009-08-13
CIK 1344530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

Commission File Number: 333-122935-02
___________________

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

As of June 30, 2009, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.
Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$67,485	$444,655
Accounts receivable	3,015	3,015
Accounts receivable from affiliates	51,982	--
Total current assets	122,482	447,670

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,041,463 and $14,546,005	1,499,476	2,297,832
Net oil and gas properties	1,499,476	2,297,832

Total assets	$1,621,958	$2,745,502

Liabilities and partnership equity

Current liabilities:
Accounts payable	$30,686	$537
Accounts payable to affiliates	250,096	650,339
Total current liabilities	280,782	650,876

Long-term liabilities:
Accounts payable to affiliates	-	70,096
Asset retirement obligation	280,913	270,772
Total long-term liabilities	280,913	340,868

Partnership equity:
Limited partners	969,139	1,644,959
Managing general partner	91,124	108,799
Partnership equity	1,060,263	1,753,758

Total liabilities and partnership equity	$6,621,958	$2,745,502

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008

Revenues	$366,344	$913,165	$678,918	$1,576,306

Costs and expenses:
Lease operating expenses	79,125	131,761	168,460	280,133
Production taxes	25,932	53,869	47,663	98,104
Depreciation, depletion and amortization	143,696	281,223	369,442	589,296
Property impairment	--	--	566,482	--
Accretion of asset retirement obligation	5,951	3,215	10,141	18,397
General and administrative	95,994	123,256	163,126	173,479
Total costs and expenses	350,698	593,324	1,325,314	1,159,409

Income (loss) from operations	15,646	319,841	(646,396)	416,897

Other income:
Interest income	314	1,261	1,245	7,457
Total other income	314	1,261	1,245	7,457

Net income (loss)	$15,960	$321,102	$(645,151)	$424,354

Net income (loss) per general partner unit	$-	$266.19	$-	$329.01
Net income (loss) per limited partner unit	$1.20	$266.19	$(684.14)	$329.01
Net income (loss) per managing general partner unit	$305.49	$1,546.61	$(270.58)	$2,476.66

See accompanying notes to condensed financial statements

Reef Global Energy VII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30
	2009	2008

Operating Activities
Net income (loss)	$(645,151)	$424,354
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	369,442	589,296
Property impairment	566,482	--
Accretion of asset retirement obligation	10,141	18,397
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable from affiliates	(51,982)	(425,484)
Accounts payable	30,149	872
Accounts payable to affiliates	(290,339)	(21,118)
Net cash provided by (used in) operating activities	(11,258)	586,317

Investing Activities
Property acquisition and development	(137,569)	(661,058)
Net cash used in investing activities	(137,569)	(661,058)

Financing Activities
Partner capital contributions	3,440	12,942
Offering costs	(180,000)	(150,000)
Partner distributions	(51,783)	(768,500)
Net cash used in financing activities	(228,343)	(905,558)

Net decrease in cash and cash equivalents	(377,170)	(980,299)
Cash and cash equivalents at beginning of period	444,655	1,261,615
Cash and cash equivalents at end of period	$67,485	$281,316

Supplemental disclosure of non-cash investing transactions
Property additions and asset retirement obligation	$--	$79,341
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$--	$1,022
Offering costs included in accounts payable to affiliates	$250,096	$360,000
Offering costs included in long-term accounts payable to affiliates	$--	$250,096

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
  Notes to Condensed Financial Statements (unaudited)
  June 30, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).  The results of operations for the three month and six month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2009, the Partnership recognized impairment expense of approximately $0 and $566,482, respectively.  During the three and six month periods ended June 30, 2008, the Partnership recognized no property impairment expense.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and six month periods ended June 30, 2009 and 2008, the Partnership recognized no impairment of unproved properties.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2009 and the year ended December 31, 2008.

	Six months ended	Year ended
	June 30, 2009	December 31, 2008
Beginning asset retirement obligation	$270,772	$125,705
Additions related to new properties	-	79,341
Accretion expense	10,141	65,726
Ending asset retirement obligation	$280,913	$270,772

Fair Value of Financial Instruments

The estimated fair values for financial instruments under FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

New Accounting Pronouncements

Subsequent Events

In May 2009, the Financial Accounting Standards Board (the “FASB”)  issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  This statement incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This statement is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up to immediately prior to the issuance of these financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  FSP No. FAS 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance for equity securities, but do establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  FSP No. FAS 115-2 and FAS 124-2 became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  FSP No. FAS 115-2 and FAS 124-2 did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the FASB issued FASB Staff Position FSP FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1 (“FSP FAS 107-1”), “Interim Disclosures about Fair Value of Financial Instruments.”  FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  FSP FAS 107-1 is effective for reporting periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI employed this staff of employees. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2009, the Partnership incurred technical services and administrative costs totaling $73,827 and $125,751, respectively. Of these amounts, $0 and $1,207 represent technical services costs capitalized as project costs, and $73,827 and $124,544 represent administrative costs included as general and administrative expenses. During the three and six month periods ended June 30, 2008, the Partnership incurred technical services and administrative costs totaling $66,149 and $125,914, respectively. Of these amounts, $9,971 and $28,344 represent technical services costs capitalized as project costs, and $56,178 and $97,570 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the six months ended June 30, 2009 and the year ended December 31, 2008, this 1% obligation totaled $0 and $5,361, respectively. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2009, RELP owed the Partnership $51,982 for net revenues processed in excess of joint interest and technical and administrative charges.  At December 31, 2008, the Partnership owed RELP $290,339 for joint interest and technical and administrative charges processed in excess of net revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

Accounts payable to affiliates as of June 30, 2009 and December 31, 2008 also includes $250,096 and $430,096, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2008, the Partnership reimbursed $330,000 of this amount to Reef. The Partnership is reimbursing this amount to Reef at a rate of $30,000 per month. As such, the remaining balance of $250,096 has been classified as a current liability to affiliates at June 30, 2009.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2009 is detailed below:

             For the three months ended June 30, 2009
Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$14,853	$305.49
Limited partner units	923.783	1,107	$1.20
Total	972.403	$15,960

For the six months ended June 30, 2009
Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(13,156	$(270.58)
Limited partner units	923.783	(631,995)	$(684.14)
Total	972.403	$(645,151)

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects located in Lavaca, San Patricio, and Glasscock County, Texas, Park County, Wyoming, and Terrebonne Parish, Louisiana. The Partnership participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at June 30, 2009. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight unsuccessful developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects located in Iberville, St. Mary, and Cameron Parish, Louisiana, and Lavaca (two prospects), San Patricio, and Galveston County, Texas and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership has completed its drilling program of twenty-nine wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to participate in additional drilling on existing Partnership prospects. Currently, the Partnership has no plans to participate in additional drilling.

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

The table below summarizes Partnership expenditures as of June 30, 2009 by classification of well. Drilling, completion, and facilities costs include $200,403 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,836,440	12,623,246	14,459,686
Exploratory wells	704,039	6,375,297	7,079,336
Unproved properties	174,364	-	174,364
Total	$2,714,843	18,998,543	21,713,386

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP has also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and RELP does not believe any of the options regarding salt water disposal are economically viable at current commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the June 30, 2009 reserve information presented in this Quarterly Report. However, RELP has made no plans to plug and abandon the wells at this time, and will continue to monitor and evaluate the economics of the field based upon commodity prices.

The Partnership also owns interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 based upon the eight already drilled Sand Dunes wells being classified as unsuccessful at December 31, 2008. The Partnership currently has no plans to participate in any drilling operations on this acreage.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. As of June 30, 2009, Reef has also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. As of June 30, 2009, the Partnership has expended $21,512,984 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of 29 wells and $137,512 on pre-production general and administrative expenses. The total of these expenses is $784,330 in excess of the capital available for Partnership activities.  Expenditures in excess of available capital are being deducted from Partnership distributions.  At June 30, 2009, $310,306 had been recovered. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of ($158,300) at June 30, 2009, primarily as a result of expending funds in excess of original capital contributions in connection with the 29 wells drilled during the drilling phase of operations. Expenditures in excess of available capital are being deducted from Partnership distributions.

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

	For the three months ended June 30		For the six months ended June 30
	2009	2008	2009	2008
Sales volumes:
Crude oil (Barrels)	4,345	3,768	8,577	8,016
Natural gas (MCF)	38,544	34,150	72,026	63,167

Average sales prices received:
Crude oil (Barrels)	$50.80	$129.18	$42.56	$111.78
Natural gas (MCF)	$3.78	$12.49	$4.36	$10.77

The Partnership owns interests in 11 productive wells. The Partnership has interests in two significant wells, the Rob L RA SUA CL&F located in Terrebonne Parish, Louisiana (the “Gumbo II” well) and the HBR A Big Gas Unit located in Galveston County, Texas (the “HBR A” well). During the second quarter of 2008, the HBR A well accounted for 24.6% and 67.1% of the crude oil and natural gas sales volumes, respectively. During the second quarter of 2009, the HBR A and the Gumbo II accounted for 57.6% and 87.2% of the crude oil and natural gas sales volumes, respectively. The Partnership owns interests in eight Cole Ranch field wells, which began production in April 2007, averaging 54 barrels of crude oil production and 117 MCF of natural gas production per day during the second quarter of 2009. The Partnership owns a 50% working interest and a 37.5% revenue interest in these wells. During the second quarter of 2008, these same eight wells averaged approximately 66 barrels of crude oil production and 163 MCF of natural gas production per day. Gas sales volumes from the Gumbo II and HBR A wells during the second quarter of 2009 were enough to offset the natural decline in gas volumes from the other Partnership wells, and oil sales volumes were enough to offset the decline in volumes from the other Partnership wells. However, the declines in crude oil and natural gas average sales prices were significant. As a result, crude oil and natural gas sales revenues and overall profitability for the second quarter of 2009 declined sharply compared to the second quarter of 2008. While crude oil prices began to move upward starting with March 2009 sales, gas prices have continued to decline, which will adversely impact profitability during the remainder of 2009.

Net proved crude oil and natural gas reserves of the Partnership at June 30, 2009 and 2008 are detailed below. Net proved crude oil and natural gas reserves declined overall from June 30, 2008 to June 30, 2009. Net proved crude oil and natural gas reserves at June 30, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Partnership’s interests in the Sand Dunes wells in the June 2008 reserve study were 43,898 barrels of crude oil and 93,049 MCF of natural gas.  There are no crude oil and natural gas reserves for the unsuccessful Sand Dunes wells included in the June 30, 2009 reserve information presented in this Quarterly Report. Net proved crude oil and natural gas reserves at June 30, 2009 and 2008 include only those quantities that management expects to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at June 30, 2009. All of the Partnership’s reserves are located in the United States.

The Partnership owns interests in 11 productive wells at June 30, 2009. The Partnership’s reserves are highly concentrated in two of these wells, the Gumbo II and the HBR A well. These two wells have total estimated proved reserves of 19,146 barrels of crude oil and 315,495 MCF of natural gas. Using a conversion factor of 6 Mcf to 1 barrel of oil, these two wells have approximately 82.2% of total Partnership reserves at June 30, 2009.

During the first quarter of 2009, the Partnership recorded property impairment expense of proved properties totaling $566,482 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%. The Partnership recorded no additional property impairment expense during the second quarter of 2009. The decline in commodity prices has resulted in shorter estimated economic lives for Partnership properties, which has decreased both reserve estimates and the corresponding future net revenues expected from Partnership properties.

Net proved reserves	Oil (BBL)	Gas (MCF)
June 30, 2009	30,317	341,772
June 30, 2008	107,281	742,108

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

The Partnership had net income of $15,960 for the three month period ended June 30, 2009, compared to net income totaling $321,102 for the three month period ended June 30, 2008.

While overall sales volumes increased during the second quarter of 2009, primarily as a result of the Gumbo II well, there were sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $129.18 per barrel of crude oil during the second quarter of 2008 to $50.80 per barrel during the second quarter of 2009, a drop of 60.7%. Natural gas prices also declined significantly; from an average price of $12.49 per MCF of natural gas produced during the quarter ended June 30, 2008 to $3.78 per MCF for the quarter ended June 30, 2009, a decline of 69.7%. Overall the Partnership’s oil and gas sales revenues dropped by approximately $546,821, or 59.9% for the quarter ended June 30, 2009. The Partnership’s sales revenue declined as a result of lower crude oil and natural gas prices in the second quarter of 2009 as compared to the second quarter of 2008.

Lease operating costs declined to $79,125 during the quarter ended June 30, 2009 compared to $131,761 during the quarter ended June 30, 2008. Approximately $51,000 of this decline is due to the Sand Dunes prospect. The costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008 caused higher second quarter operating expenses for the Sand Dunes wells. As a result of shutting in the eight Sand Dunes wells, lease operating costs should continue to show a decline from comparable levels during 2008.

General and administrative costs decreased from $123,256 incurred during the second quarter of 2008 to $95,994 incurred during the second quarter of 2009. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Accordingly, the administrative overhead charge to the Partnership for the quarter ended June 30, 2009 decreased along with revenues and expenses during the period, from $56,161 in the second quarter of 2008 to $48,748 in the second quarter of 2009.   Additional decreases resulted from decreases in other general fees and expenses.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

The Partnership had a net loss of $645,151 for the six month period ended June 30, 2009, compared to net income totaling $424,354 for the six month period ended June 30, 2008.

During the six month period ended June 30, 2009, the Partnership incurred property impairment cost totaling $566,482, resulting primarily from declining crude oil and natural gas prices. No impairment charges were taken during the first half of 2008.

Partnership revenues totaled $678,918 for the six months ended June 30, 2009 compared to $1,576,306 for the comparable period in 2008. Volumes increased, due primarily to the Gumbo II well.  The Gumbo II well was productive for the entire six month period ended June 30, 2009, whereas production operations on this well did not begin until May of 2008. The Gumbo II and HBR A wells accounted for 56.0% of the equivalent barrels of production and 49.1% of the oil and natural gas revenues during the first half of 2008, despite the Gumbo II producing for less than two months. Decreases in the prices received for production from Partnership wells were the primary cause of the Partnership’s decline in total revenues during the first six months of 2009 as compared to the first six months of 2008.

Lease operating expenses decreased from $280,133 during the six months ended June 30, 2008 to $168,460 during the six months ended June 30, 2009, primarily due to the Sand Dunes prospect. The costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008 caused higher second quarter operating expenses for the Sand Dunes wells. In addition, 2008 production costs were impacted by the expensed workover costs incurred to change bottom hole pumps on three Partnership wells.   As a result of shutting in the eight Sand Dunes wells, lease operating costs should continue to show a decline from comparable levels during 2008.

General and administrative costs incurred during the six months ended June 30, 2009 and 2008 decreased from $173,479 in 2008 to $163,126 in 2009. Effective April 1, 2008, Reef increased overhead charges to the Partnership in order to recover the actual overhead costs allocable to the Partnership. Not all allocable general and administrative expenses were charged to the Partnership prior to that date. Beginning April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and capital costs consistent with the prior year’s method of supplying percentages.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

In connection with the Registration Statement filed on form S-1 (No. 333-122935) and declared effective July 7, 2005, Reef filed a final prospectus for the Program on July 8, 2005. On November 15, 2005, Reef filed a prospectus supplement describing the Partnership and commenced the offering of units in the Partnership. All sales of Partnership units were made through the Program's dealer-manager, Reef Securities, Inc., and a number of soliciting dealers. The offering terminated April 28, 2006. Under the terms of the offering, a minimum of 40 Partnership units at a price of $25,000 per unit were required to be sold in order to form the Partnership. Upon meeting this requirement, the Partnership was formed on December 29, 2005.

The Partnership registered a total of 240 units of limited partner interests and 960 units of general partner interests. The aggregate offering amount registered was $30,000,000. During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $24,127,769. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At June 30, 2009, Reef had contributed or accrued $202,585 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership oil and gas operations. As of June 30, 2009, the Partnership had expended $21,512,984 on property acquisitions and prepayments and $137,512 on pre-production general and administrative expenses. Expenditures in excess of available capital will be deducted from Partnership distributions.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: August 13, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: August 13, 2009	By:	/s/ L. Mark Price
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