Form 10-Q
period 2009-09-30
Reef Global Energy VII, L.P.
filed 2009-11-16
CIK 1344530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2009

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

As of September 30, 2009, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.
Form 10-Q Index

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$92,132	$444,655
Accounts receivable	3,471	3,015
Accounts receivable from affiliates	92,494	—
Total current assets	188,097	447,670

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,167,012 and $14,546,005	1,418,705	2,297,832
Net oil and gas properties	1,418,705	2,297,832

Total assets	1,606,802	2,745,502

Liabilities and partnership equity

Current liabilities:
Accounts payable	45,677	537
Accounts payable to affiliates	160,096	650,339
Total current liabilities	205,773	650,876

Long-term liabilities:
Accounts payable to affiliates	-	70,096
Asset retirement obligation	285,175	270,772
Total long-term liabilities	285,175	340,868

Partnership equity:
Limited partners	1,016,141	1,644,959
Managing general partner	99,713	108,799
Partnership equity	1,115,854	1,753,758

Total liabilities and partnership equity	$1,606,802	$2,745,502

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008

Revenues	$336,209	$788,934	$1,015,127	$2,365,240

Costs and expenses:
Lease operating expenses	67,811	72,616	236,272	352,749
Production taxes	14,109	48,820	61,772	146,924
Depreciation, depletion and amortization	125,549	316,318	494,991	905,614
Property impairment	—	—	566,482	—
Accretion of asset retirement obligation	4,262	3,288	14,403	21,685
General and administrative	69,000	51,936	232,125	225,415
Total costs and expenses	280,731	492,978	1,606,045	1,652,387

Income (loss) from operations	55,478	295,956	(590,918)	712,853

Other income:
Interest income	113	545	1,358	8,002
Total other income	113	545	1,358	8,002

Net income (loss)	$55,591	$296,501	$(589,560)	$720,855

Net income (loss) per general partner unit	$—	$—	$-	$329.01
Net income (loss) per limited partner unit	$50.88	$239.49	$(633.26)	$568.50
Net income (loss) per managing general partner unit	$176.65	$1,547.84	$(93.93)	$4,024.50

                  See accompanying notes to condensed financial statements

Reef Global Energy VII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2009	2008

Operating Activities
Net income (loss)	$(589,560)	$720,855
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	494,991	905,614
Property impairment	566,482	—
Accretion of asset retirement obligation	14,403	21,685
Changes in operating assets and liabilities:
Accounts receivable	(456)	—
Accounts receivable from affiliates	(92,494)	(219,550)
Accounts payable	45,140	1,402
Accounts payable to affiliates	(290,339)	(21,118)
Net cash provided by operating activities	148,167	1,408,888

Investing Activities
Property acquisition and development	(182,346)	(756,894)
Net cash used in investing activities	(182,346)	(756,894)

Financing Activities
Partner capital contributions	3,440	13,964
Offering costs	(270,000)	(240,000)
Partner distributions	(51,784)	(1,387,100)
Net cash used in financing activities	(318,344)	(1,613,136)

Net decrease in cash and cash equivalents	(352,523)	(961,142)
Cash and cash equivalents at beginning of period	444,655	1,261,615
Cash and cash equivalents at end of period	$92,132	$300,473

Supplemental disclosure of non-cash investing transactions
Property additions and asset retirement obligation	$—	$79,341
Supplemental disclosure of non-cash financing transactions
Managing partner contributions included in accounts receivable from affiliates	$—	$2,366
Offering costs included in accounts payable to affiliates	$160,096	$360,000
Offering costs included in long-term accounts payable to affiliates	$—	$160,096

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Notes to Condensed Financial Statements (unaudited)
September 30, 2009

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2009. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2008 (the “Annual Report”).  The results of operations for the three month and nine month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

2. Summary of Accounting Policies

Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves. For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil (“EBO”) at a rate of 6 MCF to 1 Bbl. Net capitalized costs of crude oil and natural gas properties, as adjusted for asset retirement obligations, are limited to the lower of unamortized cost or the cost ceiling, defined as the sum of the present value of estimated future net revenues from proved reserves based on prices in effect at the end of the period held constant and discounted at 10 percent, plus the lower of cost or fair value of unproved properties, if any. Pursuant to full cost accounting rules, the Partnership performs a ceiling test quarterly as of the balance sheet date on its proved crude oil and natural gas properties. Excess capitalized costs are charged to property impairment expense. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2009, the Partnership recognized impairment expense of approximately $0 and $566,482, respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the three and nine month periods ended September 30, 2009, the Partnership recognized no impairment of unproved properties.

Asset Retirement Obligation

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2009 and the year ended December 31, 2008.

	Nine months ended	Year ended
	September 30, 2009	December 31, 2008
Beginning asset retirement obligation	$270,772	$125,705
Additions related to new properties	-	79,341
Accretion expense	14,403	65,726
Ending asset retirement obligation	$285,175	$270,772

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable and accounts payable approximates their carrying value due to their short-term nature.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification

In June 2009, the FASB issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the Financial Accounting Standards Board (“FASB”). Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Effective July 1, 2009, the Partnership will describe the authoritative guidance used within the footnotes but will cease using numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

Fair Value Measurement of Liabilities

In August 2009, the FASB issued new guidance for the accounting for the fair value measurement of liabilities.  The new guidance provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements.  The new guidance is effective for interim and annual periods beginning after August 27, 2009.  The Partnership does not expect that the provisions of the new guidance will have a material effect on its results of operations, financial position or liquidity.

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  The new guidance incorporates guidance into accounting literature that was previously addressed only in auditing standards.  The statement refers to subsequent events that provide additional evidence about conditions that existed at the balance-sheet date as “recognized subsequent events”.  Subsequent events which provide evidence about conditions that arose after the balance-sheet date but prior to the issuance of the financial statements are referred to as ‘non-recognized subsequent events”.  It also requires companies to disclose the date through which subsequent events have been evaluated and whether this date is the date the financial statements were issued or the date the financial statements were available to be issued.  This guidance is effective for interim and annual periods ending after June 15, 2009.  The Partnership evaluated subsequent events up through November 12, 2009, the day the financial statements were issued.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance related to the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The new guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The guidance does not amend existing recognition and measurement guidance for equity securities, but does establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  This guidance did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Interim Reporting of Fair Value of Financial Instruments

In April 2009, the FASB issued new guidance related to the disclosure of the fair value of financial instruments.  The new guidance amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods.  The guidance also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods.  This guidance is effective for reporting periods ending after June 15, 2009.  The adoption of this guidance did not have any impact on the Partnership’s results of operations, cash flows, or financial position.

Fair Value Measurements

In February 2008, the FASB issued new guidance for the accounting for non-financial assets and non-financial liabilities.  The new guidance delayed the effective date of SFAS No. 157, “Fair Value Measurements” for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually.  The adoption of this guidance was immaterial to the Partnership’s results of operations, cash flows and financial positions.

Newly Issued But Not Effective Accounting Standards

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. Prior to January 2, 2006, OREI employed this staff of employees. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2009, the Partnership incurred technical services and administrative costs totaling $53,175 and $178,926, respectively. Of these amounts, $0 and $1,207 represent technical services costs capitalized as project costs, and $53,175 and $177,719 represent administrative costs included as general and administrative expenses. During the three and nine month periods ended September 30, 2008, the Partnership incurred technical services and administrative costs totaling $57,007 and $182,921, respectively. Of these amounts, $7,255 and $35,599 represent technical services costs capitalized as project costs, and $49,752 and $147,322 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling phase of Partnership operations. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%). During the year ended December 31, 2008, this 1% obligation totaled $5,361. Reef has no remaining 1% obligation subsequent to December 31, 2008.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2009, RELP owed the Partnership $92,494 for net revenues processed in excess of joint interest and technical and administrative charges.  At December 31, 2008, the Partnership owed RELP $290,339 for joint interest and technical and administrative charges processed in excess of net revenues.

Accounts payable to affiliates as of September 30, 2009 and December 31, 2008 also includes $160,095 and $430,096, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2008, the Partnership reimbursed $330,000 of this amount to Reef. The Partnership is reimbursing this amount to Reef at a rate of $30,000 per month. As such, the remaining balance of $160,095 has been classified as a current liability to affiliates at September 30, 2009.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2009 is detailed below:

For the three months ended September 30, 2009

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$8,589	$176.65
Limited partner units	923.784	47,002	$50.88
Total	972.404	$55,591

For the nine months ended September 30, 2009

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(4,567)	$(93.93)
Limited partner units	923.784	(584,993)	$(633.26)
Total	972.404	$(589,560)

6. Subsequent Events

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009 Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work is expected to begin in December 2009. Upon completion of the salt water disposal well, three of the Sand Dunes wells will be placed on full time production. RELP believes, based upon testing already performed, that the disposal capacity of the well to be converted will be such that only three Sand Dunes wells can be placed on full time production. However, if possible, additional wells may be placed on production at a later date. The estimated cost of the well conversion to this Partnership is expected to be approximately $89,190.  This cost will be paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. Based upon the September 30, 2009 oil and gas pricing used in preparation of the Partnership’s September 30, 2009 reserve report, the proved developed non-producing reserves associated with the three wells expected to be placed on production are estimated to be 6,852 barrels of crude oil and 6,050 MCF of natural gas.

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects located in Lavaca, San Patricio, and Glasscock County, Texas, Park County, Wyoming, and Terrebonne Parish, Louisiana. The Partnership participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at September 30, 2009. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and participated in the drilling of eight unsuccessful developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects located in Iberville, St. Mary, and Cameron Parish, Louisiana, and Lavaca (two prospects), San Patricio, and Galveston County, Texas and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership has completed its drilling program of twenty-nine wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to September 30, 2009, primarily as a result of the recent increase in crude oil prices, Reef has approved the conversion of one of the existing Sand Dunes wells to a salt water disposal well (see Note 6 of the Notes to Condensed Financial Statements (unaudited)).

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

The table below summarizes Partnership expenditures as of September 30, 2009 by classification of well. Drilling, completion, and facilities costs include $200,403 capitalized as asset retirement cost.

	Leasehold Costs	Drilling, Completion, and Facilities Costs	Total Costs
Developmental wells	$1,841,169	$12,639,067	$14,480,236
Exploratory wells	704,039	6,401,442	7,105,481
Unproved properties	172,447	—	172,447
Total	$2,717,655	$19,040,509	$21,758,164

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and there are no crude oil and natural gas reserves for these wells included in the September 30, 2009 reserve information presented in this Quarterly Report. Subsequent to September 30, 2009, primarily as a result of the recent increase in crude oil prices, Reef has approved the conversion of one of the existing Sand Dunes wells to a salt water disposal well (see Note 6 of the Notes to Condensed Financial Statements (unaudited)).

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs during the drilling phase of Partnership operations. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. As of September 30, 2009, the Partnership has expended $21,695,274 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of 29 wells and $137,512 on pre-production general and administrative expenses. The total of these expenses is $829,106 in excess of the capital available for Partnership activities.  Expenditures in excess of available capital are being deducted from Partnership distributions.  The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has negative working capital of $17,676 at September 30, 2009, primarily as a result of expending funds in excess of original capital contributions in connection with the 29 wells drilled during the drilling phase of operations. Expenditures in excess of available capital are being deducted from Partnership distributions.

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

	For the three months ended September 30		For the nine months ended September 30
	2009	2008	2009	2008
Sales volumes:
Crude oil (Barrels)	3,129	3,741	11,706	11,757
Natural gas (MCF)	37,989	31,797	110,015	94,964

Average sales prices received:
Crude oil (Barrels)	$67.30	$117.94	$49.17	$113.03
Natural gas (MCF)	$3.31	$10.94	$4.00	$10.91

The Partnership owns interests in 11 productive wells. The Partnership has interests in two significant wells, the Rob L RA SUA CL&F located in Terrebonne Parish, Louisiana (the “Gumbo II” well) and the HBR A Big Gas Unit located in Galveston County, Texas (the “HBR A” well). During the third quarter of 2008, these two wells accounted for 49.3% and 83.6% of the crude oil and natural gas sales volumes, respectively. During the third quarter of 2009, the HBR A and the Gumbo II accounted for 63.0% and 92.2% of the crude oil and natural gas sales volumes, respectively. The Partnership owns interests in eight Cole Ranch field wells, which began production in April 2007, averaging 37 barrels of crude oil production and 119 MCF of natural gas production per day during the third quarter of 2009. The Partnership owns a 50% working interest and a 37.5% revenue interest in these wells. During the third quarter of 2008, these same wells averaged approximately 61 barrels of crude oil production and 160 MCF of natural gas production per day.  Gas sales volumes from the Gumbo II and HBR A wells during the third quarter of 2009 exceeded comparable 2008 levels because, during 2008, both wells were shut-in for a portion of the third quarter due to Hurricanes Gustave and Ike. Oil sales volumes decreased from 2008 to 2009 as a result of normal production declines. Primarily as a result of the steep declines in average sales prices between the third quarter of 2008 and 2009, crude oil and natural gas sales revenues and overall profitability for the third quarter of 2009 was significantly less when compared to the third quarter of 2008.  While crude oil prices began to move upwards starting with March 2009 sales, gas prices declined sharply during the first four months of 2009 before stabilizing in the $3.00 - $4.00 range during the second and third quarters. These declines continue to adversely impact 2009 profitability.

Net proved crude oil and natural gas reserves of the Partnership at September 30, 2009 and 2008 are detailed below. Net proved crude oil and natural gas reserves at September 30, 2008 include proved developed non-producing reserves from the Partnership’s eight Sand Dunes wells which were declared unsuccessful during the fourth quarter of 2008. Net proved non-producing reserves attributable to the Partnership’s interests in the Sand Dunes wells in the September 2008 reserve study were 40,842 barrels of crude oil and 87,392 MCF of natural gas.  There are no crude oil and natural gas reserves for the unsuccessful Sand Dunes wells included in the September 30, 2009 reserve information presented in this Quarterly Report. Net proved crude oil and natural gas reserves at September 30, 2009 and 2008 include only those quantities that management expects to recover commercially using current prices, costs, existing regulatory practices, and technology as of the date indicated. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates. No additional development costs are required to recover these proved reserves at September 30, 2009.  All of the Partnership’s reserves are located in the United States.

The Partnership owns interests in 11 productive wells at September 30, 2009. The Partnership’s reserves are highly concentrated in two of these wells, the Gumbo II and the HBR A well. These two wells have total estimated proved reserves of 11,750 barrels of crude oil and 233,527 MCF of natural gas. Using a conversion factor of 6 Mcf to 1 barrel of oil, these two wells have approximately 65.9% of total Partnership reserves at September 30, 2009.

During the first quarter of 2009, the Partnership recorded property impairment expense of proved properties totaling $566,482 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using prices in effect at the end of the period held constant and discounted at 10%. The Partnership recorded no additional property impairment expense during the second or third quarters of 2009. The decline in commodity prices has resulted in shorter estimated economic lives for Partnership properties, which has decreased both reserve estimates and the corresponding future net revenues expected from Partnership properties.

Net proved reserves	Oil (BBL)	Gas (MCF)
September 30, 2009	30,424	278,722
September 30, 2008	84,720	607,810

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

The Partnership had net income of $55,591 for the three month period ended September 30, 2009, compared to net income totaling $296,501 for the three month period ended September 30, 2008.

The Partnership incurred no property impairment cost during the third quarters of 2009 and 2008.  Depletion expense declined from $316,318 during the three months ended September 30, 2008 to $125,549 during the three months ended September 30, 2009.  This decline was caused by the impairment taken during the first quarter, which significantly reduced the depletable basis of the Partnership’s remaining property costs.

Overall sales volumes increased during the third quarter of 2009, primarily because the Gumbo II and the HBR A wells were shut in for a portion of the third quarter of 2008 due to Hurricanes Gustave and Ike. There were also sharp declines in the sales prices received for the Partnership’s production. The average oil price received on a comparative basis declined from $117.94 per barrel of crude oil during the third quarter of 2008 to $67.30 per barrel during the third quarter of 2009, a drop of 42.9%. Natural gas prices also declined significantly; from an average price of $10.94 per MCF of natural gas produced during the quarter ended September 30, 2008 to $3.31 per MCF for the quarter ended September 30, 2009, a decline of 69.7%. Overall the Partnership’s oil and gas sales revenues dropped by $452,725, or 57.4% for the quarter ended September 30, 2009.

Lease operating costs declined to $67,811 during the quarter ended September 30, 2009 compared to $72,616 during the quarter ended September 30, 2008. The majority of this decline is due to the Sand Dunes prospect, which incurred higher operating costs in 2008 due to the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008. As a result of shutting in the eight Sand Dunes wells in February 2009, lease operating costs declined from comparable levels during 2008.

General and administrative costs increased from $51,936 incurred during the third quarter of 2008 to $69,000 incurred during the third quarter of 2009, due primarily to increased direct costs charged to the Partnership, as well as increased overhead.  The Reef administrative fee during the third quarter of 2009 was $48,782, compared to $45,920 during the third quarter of 2008.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The Partnership had a net loss of $589,560 for the nine month period ended September 30, 2009, compared to net income totaling $720,855 for the nine month period ended September 30, 2008.

During the nine month period ended September 30, 2009, the Partnership incurred property impairment cost totaling $566,482, resulting primarily from declining crude oil and natural gas prices. No impairment charges were taken during the first nine months of 2008.  Depletion expense declined from $905,614 during the nine months ended September 30, 2008 to $494,991 during the nine months ended September 30, 2009.  This decline was caused by the impairment taken during the first quarter, which significantly reduced the depletable basis of the Partnership’s remaining property costs.  The net effect of these two items was additional expense of $155,859 incurred during the first nine months of 2009.

Partnership revenues totaled $1,015,127 for the nine months ended September 30, 2009 compared to $2,365,240 for the comparable period in 2008. Volumes increased, due primarily to the Gumbo II well.  The Gumbo II well was productive for the entire nine month period ended September 30, 2009, whereas production operations on this well did not begin until May of 2008 and were interrupted in September 2008 by Hurricanes Gustave and Ike. Decreases in the prices received for production from Partnership wells were the primary cause of the Partnership’s decline in total revenues during the first nine months of 2009 as compared to the first nine months of 2008.

Lease operating expenses decreased from $352,749 during the nine months ended September 30, 2008 to $236,272 during the nine months ended September 30, 2009, primarily due to the Sand Dunes prospect which incurred higher operating costs in 2008 due to the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008. In addition, 2008 production costs were impacted by the expensed workover costs incurred to change bottom hole pumps on three Partnership wells.   As a result of shutting in the eight Sand Dunes wells in February 2009, lease operating costs declined from comparable levels during 2008.

General and administrative costs increased from $225,415 incurred during the first nine months of 2008 to $232,125 incurred during the first nine months of 2009, primarily due to increases in direct costs charged to the Partnerships. Effective April 1, 2008 Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based upon the summation of revenues, expenses, and actual capital costs incurred. Reef administrative fees during the nine months ended September 30, 2009 were $138,310, compared to $143,473 for the nine months ended September 30, 2008.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The Partnership registered a total of 240 units of limited partner interests and 960 units of general partner interests. The aggregate offering amount registered was $30,000,000. During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $24,127,769. Reef is also obligated to contribute 1% of all leasehold, drilling, and completion costs as incurred. At September 30, 2009, Reef had contributed or accrued $202,585 to the Partnership in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership oil and gas operations. As of September 30, 2009, the Partnership had expended $21,695,274 on property acquisitions and prepayments and $137,512 on pre-production general and administrative expenses. Expenditures in excess of available capital will be deducted from Partnership distributions.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

Dated: November 16, 2009	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(principal executive officer)

Dated: November 16, 2009	By:	/s/ David M. Tierney
David M. Tierney
Treasurer and Principal Accounting Officer
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