Form 10-K
period 2009-12-31
Reef Global Energy VII, L.P.
filed 2010-04-02
CIK 1344530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)           Yes ☐  No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 31, 2010, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VII, L.P.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

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

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States. The Partnership purchased working interests in six developmental prospects upon which it drilled twenty-one developmental wells. The Partnership purchased working interests in seven exploratory prospects upon which it drilled seven exploratory wells and one developmental well. These prospects are located onshore in Louisiana, New Mexico, Texas, and Wyoming. In 2008, the Partnership completed drilling operations with the capital previously raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership’s limited partnership agreement, (the Partnership Agreement), the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef has also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef formed in 2005, serves as operator of the prospect. RELP serves as operator of three developmental and two exploratory Partnership prospects. RELP operates eight successful wells located on one developmental prospect and operates one successful developmental well drilled on one of the Partnership’s exploratory prospects. In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in three developmental and one exploratory prospect internally sourced by RELP, and three developmental and six exploratory prospects generated by and purchased from third parties.  A "prospect" is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as "exploratory" or "developmental" based upon the type of well to be drilled on the prospect.  A developmental well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a developmental well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir.

Prospects were evaluated utilizing data generated by RELP or provided by unaffiliated third parties to RELP. This data included well logs, production records from other area wells, seismic, geological and geophysical information, and such other information available and considered useful. Prospects in which the Partnership purchased a working interest were evaluated by petroleum engineers, geophysicists, geologists, and other technical consultants employed by or retained by RELP on the Partnership's behalf.

The Partnership prospects were acquired pursuant to an arrangement in which the Partnership purchased part of the working interest. A working interest bears a specified portion of the costs of development, operation and maintenance. A working interest is subject to landowners' royalty interests and may be subject to other royalty interests payable to unaffiliated third parties. Where the Partnership acquired less than 100% of the working interest, costs were reduced proportionately. The Partnership Agreement prohibits Reef or any of its affiliates from retaining any overriding royalty interest, that is, any royalty interest that would be paid out of the Partnership's working interest, in any working interest purchased by the Partnership. The Partnership is a non-operator working interest owner in all prospects purchased by the Partnership.

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

On all prospects currently operated by RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus monthly operator fees charged at the competitive rate for the geographical area where the wells are located.

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

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities, were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership drilled eleven successful developmental wells and one successful exploratory well. The successful exploratory well ceased producing during 2007. Three developmental and six exploratory wells were unsuccessful and have been plugged and abandoned. Eight developmental wells on the Sand Dunes prospect in which the Partnership participated and which were classified as unsuccessful during 2008 have not been plugged and abandoned.

The Partnership has entered into agreements with third party marketers to sell the crude oil and/or natural gas produced from successful wells on a competitive basis at the best available terms and prices. In some cases the Partnership has elected to sell its production under marketing arrangements entered into by the operator of the well. Generally, purchase contracts for the sale of crude oil are cancelable on 30 days' notice, but purchase contracts for the sale of natural gas may have a longer term.  The Partnership sells natural gas discovered by it at negotiated prices domestically, based upon a number of factors, such as the quality of the gas, well pressure, estimated reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission (FERC).

Historically, the oil and gas market has experienced significant price fluctuations. Prices are impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities, or enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership's results of operations.  See "Item 7A. Quantitative and Qualitative Disclosure About Market Risk."

The Partnership's share of revenue from productive wells is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, and other operating costs.  These items of expenditure involve amounts payable solely out of, or expenses incurred solely by reason of, production operations.  The Partnership deducts operating expenses from the production revenue for the corresponding period.

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2009, two marketers and one operator accounted for 33.4%, 39.4%, and 26.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2008, two marketers and one operator accounted for 41.7%, 41.4%, and 14.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, two marketers accounted for 79.4% and 16.5% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen's compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents an open-ended security for unforeseen events including, without limitation, blowouts, lost circulation, and stuck drill pipe that may result in unanticipated additional liability materially in excess of a general partner's initial investment in the Partnership.

The Partnership is a named insured under various insurance policies and intends to maintain such policies subject to its analysis of their premium costs, coverage and other factors.  In the exercise of Reef 's fiduciary duty as managing general partner, Reef has obtained insurance on behalf of the Partnership to provide the Partnership with such coverage as Reef believes is sufficient to protect the investor partners against the foreseeable risks of drilling and production.  Reef reviewed the Partnership insurance coverage prior to commencing drilling operations and periodically evaluates the sufficiency of insurance. In no event will the Partnership maintain public liability insurance of less than two times the Partnership's capitalization. Subject to the foregoing, Reef may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as Reef deems appropriate under the circumstances, which may vary materially.

In accordance with the Partnership Agreement of the Partnership, all general partner units held by investors were converted into limited partner units during the third quarter of 2008. At that time, Reef amended the Certificate of Limited Partnership to effectuate the conversion of the interest of the former non-Reef general partners to that of a limited partner. Non-Reef general partners will have limited liability as a limited partner for any Partnership operations conducted after their conversion date. However, non-Reef general partners that converted to limited partners continue to have unlimited liability regarding partnership activities that occurred prior to their conversion date.

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

Markets

The marketing of crude oil and natural gas produced by the Partnership is affected by a number of factors that are beyond the Partnership's control and whose exact effect cannot be accurately predicted.  These factors include:

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

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for crude oil produced and sold from the Partnership's wells.

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

Regulation

The Partnership's operations will be affected from time to time in varying degrees by domestic and foreign political developments, and by federal and state laws and regulations.

Regulation of Oil & Gas Activities.  In most areas of operations within the United States the production of crude oil and natural gas is regulated by state agencies that set allowable rates of production and otherwise control the conduct of oil and gas operations. Operators of oil and gas properties are required to have a number of permits to operate such properties, including operator permits and permits to dispose of salt water. RELP possesses all material requisite permits required by the states and other local authorities in areas where it operates properties.  States also control production through regulations that establish the spacing of wells or limit the number of days in a given month a well can produce. In addition, under federal law, operators of oil and gas properties are required to possess certain certificates and permits such as hazardous materials certificates, which RELP has obtained.

Environmental Matters.  The Partnership's drilling and production operations are also subject to environmental protection regulations established by federal, state, and local agencies that may necessitate significant capital outlays that, in turn, would materially affect the financial position and business operations of the Partnership. These regulations, enacted to protect against waste, conserve natural resources and prevent pollution, could necessitate spending funds on environmental protection measures, rather than on drilling operations. If any penalties or prohibitions were imposed on the Partnership for violating such regulations, the Partnership's operations could be adversely affected.

Climate Change Legislation and Greenhouse Gas Regulation. Studies in recent years have indicated that emissions of certain gases may be contributing to warming of the Earth’s atmosphere. Many nations have agreed to limit emissions of greenhouse gases (GHGs) pursuant to the United Nations Framework Convention on Climate Change, and the Kyoto Protocol. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of crude oil, natural gas, and refined petroleum products, are considered GHGs regulated by the Kyoto Protocol. Although the United States is currently not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of GHGs. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states could adversely affect our operations and demand for crude oil and natural gas. On December 7, 2009, the Environmental Protection Agency (EPA) issued a finding that serves as the foundation under the Clean Air Act to issue rules that would result in federal GHGs regulations and emissions limits under the Clean Air Act, even without Congressional action. On September 29, 2009, the EPA also issued a GHG monitoring and reporting rule that requires certain parties, including participants in the oil and gas industry, to monitor and report their GHG emissions, including methane and carbon dioxide, to the EPA. The emissions will be published on a register to be made available on the Internet. These regulations may apply to our operations. The EPA has proposed two other rules that would regulate GHGs, one of which would regulate GHGs from stationary sources, and may affect the oil and gas exploration and production industry and the pipeline industry. The EPA’s finding, the GHG reporting rule, and the proposed rules to regulate the emissions of GHGs would result in federal regulation of carbon dioxide emissions and other GHGs, and may affect the outcome of other climate change lawsuits pending in United States federal courts in a manner unfavorable to the oil and gas industry.

Natural Gas Transportation and Pricing.  FERC regulates the rates for interstate transportation of natural gas as well as the terms for access to natural gas pipeline capacity. Pursuant to the Wellhead Decontrol Act of 1989, however, FERC may not regulate the price of natural gas. Such deregulated natural gas production may be sold at market prices determined by supply and demand, Btu content, pressure, location of wells, and other factors. Reef anticipates that all of the natural gas produced by the Partnership's wells will be considered price-decontrolled natural gas and that the Partnership's natural gas will be sold at fair market value. However, while sales by producers of natural gas can currently be made at unregulated market prices, Congress could reenact price controls in the future.

Proposed Regulation. Various legislative proposals are being considered in Congress and in the legislatures of various states, which, if enacted, may significantly and adversely affect the petroleum and gas industries. Such proposals involve, among other things, the imposition of price controls on all categories of natural gas production, the imposition of land use controls, such as prohibiting drilling activities on certain federal and state lands in protected areas, as well as other measures. At the present time, it is impossible to predict what proposals, if any, will actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals will have on the Partnership's operations.

Employees

The Partnership has no employees, and is managed by its managing general partner, Reef.  RELP employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations.  The Partnership reimburses RELP for technical and administrative services at cost.  See "Item 11- Executive Compensation."

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements that involve risks and uncertainties.  You should exercise extreme caution with respect to all forward-looking statements made in this Annual Report.  Specifically, the following statements are forward-looking:

•	statements regarding the Partnership's overall strategy for acquiring prospects, including its intent to diversify the Partnership's investments;
•	statements estimating any number or specific type or size of prospects the Partnership may acquire or size of the interest the Partnership may acquire in such prospects;
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

•	any statements using the words "anticipate," "believe," "estimate," "expect" and similar such phrases or words; and
•	any statements of other than historical fact.

Reef believes that it is important to communicate its future expectations to the partners.  Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including, without limitation, the factors listed in Item 1A of this Annual Report captioned "Risk Factors." Although Reef believes that the expectations reflected in such forward-looking statements are reasonable, Reef can give no assurance that such expectations will prove to have been correct.  Should any one or more of these or other risks or uncertainties materialize or should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described herein.  There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct or that unforeseen developments will not occur.

Reef does not intend to update its forward-looking statements.  All subsequent written and oral forward-looking statements attributable to Reef or persons acting on its behalf are expressly qualified in their entirety by the applicable cautionary statements.

ITEM 1A.                   RISK FACTORS

Our business activities are subject to certain risks and hazards, including the risks discussed below. If any of these events should occur, it could materially and adversely affect our business, financial condition, cash flow, or results of operations. The risks below are not the only risks we face. We may experience additional risks and uncertainties not currently known to us or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flow, and results of operations. Consequently, you should not consider this list to be a complete statement of all of our potential risks or uncertainties.

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

The financial condition, results of operations, and the carrying value of our oil and gas properties depend primarily upon the prices received for our crude oil and natural gas production. Crude oil and natural gas prices historically have been volatile and likely will continue to be volatile given current geopolitical conditions. Cash flow from operations is highly dependent upon the sales prices received from crude oil and natural gas production. The prices for crude oil and natural gas are subject to a variety of factors beyond our control. These factors include:

•	the domestic and foreign supply of crude oil and natural gas; consumer demand for crude oil and natural gas, and market expectations regarding supply and demand;
•	the ability of the members of OPEC to agree to and maintain crude oil price and production controls;
•	domestic government regulations and taxes;
•	the price and availability of foreign exports and alternative fuel sources;
•	weather conditions, including hurricanes and tropical storms in and around the Gulf of Mexico;
•	political conditions in crude oil and natural gas producing regions, including the Middle East, Nigeria, and Venezuela; and
•	domestic and worldwide economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 42.9% of the Partnership’s estimated proved reserves were crude oil reserves and 57.1% were natural gas reserves at December 31, 2009. As a result, the Partnership’s financial results are sensitive to fluctuations in both crude oil and natural gas prices.

The Partnership, while not prohibited from engaging in commodity trading or hedging activities in an effort to reduce exposure to short-term fluctuations in the price of crude oil and natural gas, has not engaged in such activities. Accordingly, the Partnership is at risk for the volatility in crude oil and natural gas prices, and the level of commodity prices has a significant impact upon the Partnership’s results of operations.

The recent global economic downturn could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world have experienced an economic downturn which could impact the industry in 2010 and beyond. The economic downturn has had an adverse impact on demand and pricing for crude oil and natural gas. A continuation of the economic downturn could have a further negative impact on crude oil and natural gas prices. The Partnership’s operating cash flows and profitability will be significantly affected by declining crude oil and natural gas prices. Further declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

Securities and Exchange Commission (SEC) rules require the Partnership to present annual estimates of reserves. Reservoir engineering is a subjective process of estimating the recovery from underground accumulations of crude oil and natural gas that cannot be precisely measured, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2009 are based upon the 12-month un-weighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

The Partnership Agreement limits Reef's liability to each partner and the Partnership and requires the Partnership to indemnify Reef against certain losses.

Reef will have no liability to the Partnership or to any partner for any loss suffered by the Partnership, and will be indemnified by the Partnership against loss sustained by it in connection with the Partnership if:

•	Reef determines in good faith that its action was in the best interest of the Partnership;
•	Reef was acting on behalf of or performing services for the Partnership; and
•	Reef's actions did not constitute negligence or misconduct.

Drilling exploratory wells is riskier than drilling developmental wells.

Drilling exploratory wells involves greater risks of dry holes and loss of the partners' investment than the drilling of developmental wells.  Drilling developmental wells generally involves less risk of dry holes, although sometimes developmental acreage is more expensive and subject to greater royalties and other burdens on production. The Partnership purchased working interests in seven exploratory prospects upon which seven exploratory wells and one developmental well were drilled. Six exploratory wells were unsuccessful, and one exploratory well was successful but ceased production during 2007. The developmental well was successful and is currently producing crude oil and natural gas.

The production and producing life of Partnership wells is uncertain.

Production will decline. It is not possible to predict the life and production of any well. The actual life could differ from that which is anticipated. Sufficient crude oil or natural gas may not be produced for a partner to receive a profit or even to recover his initial investment. In addition, production from the Partnership's oil and gas wells, if any, will decline over time, and does not indicate any consistent level of future production. This production decline may be rapid and irregular when compared to a well's initial production.

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

The Partnership expended funds in excess of the previously raised capital in connection with the drilling and completion of wells and acquisition of the prospects during the drilling phase of operations. These excess expenditures have been recovered through reductions in Partnership distributions.  The Partnership only has nominal funds available for Partnership purposes until there are revenues from Partnership operations.  Any future requirement for additional funding for drilling will have to come, if at all, from the Partnership's revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

The Partnership may incur liability for liens against its subcontractors.

Although Reef will try to determine the financial condition of nonaffiliated subcontractors, if subcontractors fail to timely pay for materials and services, the properties of the Partnership could be subject to materialmen's and workmen's liens.  In that event, the Partnership could incur excess costs in discharging such liens.

Other partnerships Reef sponsors will compete with the Partnership for equipment, contractors, and personnel.

Reef plans to offer interests in other partnerships to be formed for substantially the same purposes as those of the Partnership. Therefore, a number of partnerships with unexpended capital funds, including those partnerships to be formed in future oil and gas programs sponsored by Reef, may exist at the same time.  Due to competition among the partnerships for equipment, contractors, and Reef's personnel, the fact that other partnerships organized by Reef and its affiliates may still be purchasing prospects and drilling and completing wells when the Partnership is attempting to drill and complete wells on its prospects may make such activities of the Partnership more difficult.

ITEM 1B.                   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                      PROPERTIES

Drilling Activities and Productive Wells

Partnership prospects are located onshore in Texas, Louisiana, New Mexico, and Wyoming. The Partnership purchased working interests in six developmental prospects. The Partnership drilled ten successful developmental wells and one unsuccessful developmental well on three developmental prospects located in Glasscock County, Texas, Terrebonne Parish, Louisiana, and Park County, Wyoming. The Partnership drilled two unsuccessful developmental wells on two developmental prospects located in San Patricio and Lavaca County, Texas.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and no crude oil and natural gas reserves for these wells were included in the December 31, 2008 reserve information presented in this Annual Report.

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work began in March 2010. Upon conversion of this well to a salt water disposal well, three of the current Sand Dunes wells are expected to be placed on full time production during the second quarter of 2010. RELP believes, based upon testing already performed, that the disposal capacity of the well to be converted will be such that only three Sand Dunes wells can be placed on full time production. However, if possible, additional wells may be placed on production. RELP will determine what actions to take regarding the other Sand Dunes wells after a period of evaluation of this initial conversion. The estimated cost of the well conversion to this Partnership is expected to be approximately $89,200. This cost will be paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 6,000 BBL of crude oil and 9,930 MCF of natural gas reserves for the three wells expected to be placed on full time productions included in the December 31, 2009 reserve information presented in this Annual Report.

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

Proved Crude Oil and Natural Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2009 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to periods prior to 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2009 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2009, 2008, and 2007 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.
	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2007	96,871	755,717
Net proved reserves as of December 31, 2008	33,393	402,122
Net proved reserves as of December 31, 2009	41,710	188,020

The standardized measure of discounted future net cash flows as of December 31, 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows as of December 31, 2008 and 2007 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2007	$7,199,362
Standardized measure of discounted future net cash flows as of December 31, 2008	$2,297,832
Standardized measure of discounted future net cash flows as of December 31, 2009	$1,323,360

During the years ended December 31, 2009, 2008, and 2007, the Partnership recorded property impairment costs of proved properties totaling $566,679, $4,118,218, and $10,739,537 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (FGA) of Dallas, Texas, to prepare its December 31, 2009 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2009. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

The Partnership used an independent petroleum engineer, Gleason Engineering, of Arlington, Texas, to prepare its December 31, 2008 and 2007 estimates of net proved crude oil and natural gas reserves.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US GAAP.

Reef maintains a staff of petroleum engineers who work with FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our engineering personnel. Reserve estimates are prepared by FGA. Our engineering personnel meet regularly with FGA’s representative to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Byron H. (Howard) Dean, Manager – Acquisitions and Divestitures of RELP, is the petroleum engineer primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Dean is a registered petroleum engineer with over thirty years of industry experience in oil and gas operations and reservoir engineering. He is an active member of the Society of Petroleum Engineers and the Society of Petroleum Evaluation Engineers. Any significant reserve changes are approved by Mr. Dean and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

Title to Properties

The Partnership's interests in producing and non-producing acreage are in the form of assigned direct interests in leases held by the Partnership or by Reef on behalf of the Partnership. Such properties are subject to customary royalty interests and could be subject to liens incident to operating agreements, liens for current taxes and overriding royalty interests and other burdens.  The Partnership believes that none of these burdens will materially interfere with the use of such properties in the operation of the Partnership's business and that it has or will obtain satisfactory title to all of its leases. Title will be held by the Partnership or by Reef on behalf of the Partnership.

ITEM 3.                      LEGAL PROCEEDINGS

The Partnership is not, and has not been, a party to any legal proceedings.

ITEM 4.	Reserved

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2009, the Partnership had one managing general partner, and 883 investor limited partners. Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investor partners were converted into limited partner units during the 3rd quarter of 2008. Reef holds a total of 48.620 general partner units and the investor partners hold 923.784 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is distributed to the partners at least quarterly in accordance with the Partnership Agreement. The Partnership has made cash distributions to the partners of interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs since August 2006. Cash distributions are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2009.

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

The Partnership registered a total of 240 units of limited partner interests and 960 units of general partner interests. The aggregate offering amount registered was $30,000,000. During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $24,127,769. Reef also contributes 1% of all leasehold, drilling, and completion costs as incurred. At December 31, 2009, Reef had contributed $202,585 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership oil and gas operations. As of December 31, 2009, the Partnership had expended $21,574,409 on property acquisitions and $137,512 on general and administrative expenses. Expenditures in excess of available capital contributions were deducted from Partnership distributions during 2009.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,				Period from Inception (December 29, 2005) to December 31
	2009	2008	2007	2006	2005

Revenue	$1,417,297	$2,861,452	$1,517,970	$—	$—
Interest income	1,447	8,577	317,661	691,667	1,212
Costs and expenses	(1,784,765)	(6,839,025)	(12,187,144)	(1,894,563)	(50,475)
Net loss	(366,021)	(3,968,996)	(10,351,513)	(1,202,896)	(49,263)

Allocation of net loss:
Managing general partner	29,970	(80,234)	(476,894)	(12,240)	(73)
General partner units	—	243,801	(7,920,794)	(956,084)	(38,450)
Limited partner units	(395,991)	(4,132,563)	(1,953,825)	(234,572)	(10,740)
Net income (loss) per managing general partner unit	616.41	(1,650.23)	(9,808.55)	(251.74)	(20.58)
Net income ( loss) per general partner unit	—	329.01	(10,689.32)	(1,290.26)	(729.60)
Net loss per limited partner unit	(428.66)	(4,209.61)	(10,689.32)	(1,283.33)	(719.23)

Total assets	1,704,660	2,745,502	8,620,722	21,786,620	1,594,304
Distributions to managing general partner	7,961	270,190	238,316	45,578	—
Distributions to investor partners	43,824	1,478,610	1,304,184	249,422	—
Distributions per general partner unit	—	703.38	1,411.78	270.00	—
Distributions per limited partner unit	47.44	1,600.61	1,411.78	270.00	—
Distributions per managing general partner unit	163.73	5,557.18	4,901.60	937.43	—

Operating Data
Annual sales volume:
Gas (MCF)	140,623	131,512	48,301	—	—
Oil (BBL)	15,201	16,045	14,032	—	—

Average sales price:
Gas (per MCF)	$4.20	$9.66	$8.59	$—	$—
Oil (per BBL)	$54.42	$99.15	$78.60	$—	$—

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In applying the full cost method at December 31, 2009, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of  unproved properties, if any, for 2009. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2009, 2008 and 2007, the Partnership recognized property impairment expense of proved properties totaling $566,679, $4,118,218, and $10,739,537 respectively.

Unproved properties consist of undeveloped leasehold interest. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2008, the Partnership fully impaired its unproved properties by recognizing $172,447 of property impairment expense.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2009, 2008, and 2007, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and natural gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2009, 2008, and 2007, the Partnership had depreciation, depletion, and amortization expense totaling $606,787, $1,346,930, and 1,075,372, respectively.

Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations. During the years ended December 31, 2009, 2008, and 2007, the Partnership recognized $0, $79,341, and $121,062 of asset retirement obligations and additional capitalized cost in connection with successful wells drilled by the Partnership.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2009, 2008 and 2007, the Partnership had no material gas imbalance positions.

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule also changes certain accounting requirements under the full cost method of accounting for oil and gas activities. The amendments are designed to modernize the requirements for the determination of crude oil and natural gas reserves, aligning them with current practices and updating them for changes in technology. The effect of applying the un-weighted arithmetic average of the first-day-of-the-month commodity prices for the preceding 12-month period, compared to the use of end-of-period prices and costs, decreased net proved reserves by 10.7%. The standardized measure of discounted future net cash flows for the year ended December 31, 2009 was lower by $888,180 as a result of using the new rule as compared to amounts calculated using the previous rules. The effect of applying the new rule resulted in additional depletion expense of $7,480 and additional impairment expense of $197.

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted the provisions of this guidance for the period ended June 30, 2009. In February 2010, the FASB issued an update to this guidance. Among other provisions, this update provides that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated. The Partnership adopted the provisions on its effective date of February 24, 2010. There was no impact on the Partnership’s operating results, financial position or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance related to the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The new guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The guidance does not amend existing recognition and measurement guidance for equity securities, but does establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  This guidance did not have an impact on the Partnership’s financial position, results of operations or cash flows.

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership's primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds have been used to purchase prospects and drill oil and gas wells upon those prospects.

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and uses those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of expenses, are being distributed on at least a quarterly basis to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. The Partnership currently has no plans to drill additional wells on any Partnership prospect, or to acquire additional prospects.

The Partnership does not operate in any other industry segment. The Partnership expended approximately $1,977,000 for the purchase of working interests in six developmental prospects, and expended approximately $701,000 for the purchase of working interests in seven exploratory prospects. The Partnership has seven prospects in Texas, four in Louisiana, one in Wyoming, and one in New Mexico, all of which are located onshore. The Partnership has drilled twenty-two developmental and seven exploratory wells on these prospects as of December 31, 2009. Three wells were drilled during 2006, twenty-two were drilled during 2007, and four were drilled during 2008. The Partnership drilled eleven successful developmental wells, all of which are currently productive, and eleven unsuccessful developmental wells. The Partnership drilled one successful exploratory well and six unsuccessful exploratory wells. The successful exploratory well has ceased production.

Should the Partnership elect to borrow monies for additional development activity on its prospects, it will be subject to the interest rate risk inherent in borrowing activities. The Partnership has no current plans for additional drilling. The Partnership is permitted but is not expected to engage in commodity futures trading or hedging activities, and therefore is subject to commodity price risk.   See "Item 7A. - Quantitative and Qualitative Disclosure About Market Risk."

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Investor partners purchased 741.001 general partner units and 182.783 limited partner units for $23,094,590. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. As of December 31, 2009, Reef has also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership was formed on December 29, 2005, and the last partner was admitted to the Partnership on April 28, 2006.

The Partnership did not borrow additional funds in accordance with limitations set forth in the Partnership Agreement during the drilling phase of operations. The Partnership expended $21,574,409 on the drilling of 29 wells and $137,512 on general and administrative expenses during its initial drilling phase of operations. Expenditures in excess of available capital contributions were deducted from Partnership distributions during 2009.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors on at least a quarterly basis the net cash flow from interest income and crude oil and natural gas sales revenues from successful wells, less operating, general and administrative, and other costs. These funds are not available for drilling activities.

The Partnership had working capital of $305,527 at December 31, 2009. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

Year ended December 31, 2009 compared to Year Ended December 31, 2008

During 2009, the Partnership incurred a net loss of $366,021 compared to a net loss of $3,968,996 incurred during 2008.  The change in operating results is due to three primary factors.  First, the Partnership saw significant decreases in the 2009 average sales prices for its crude oil of 45.1% and natural gas of 56.5% compared to 2008.  The decreased prices caused overall sales revenues to fall from $2,861,452 in 2008 to $1,417,297 in 2009, a decrease of 50.5%.  Second, the Partnership had impairment of proved properties of $566,679 in 2009, compared to impairment of proved properties of $4,118,218 and impairment of unproved properties of $172,447 in 2008.  The Partnership also saw depreciation, depletion, and amortization fall from $1,346,930 in 2008 to $606,787 in 2009, as a result of the reduced property basis for 2009 which resulted from the large 2008 impairments.

The Partnership’s year-end reserve report utilizes the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs to compute estimated discounted future net cash flows from successful wells. The base year end prices used in the Partnership’s reserve studies were $61.08 per barrel of crude oil and $3.83 per MCF of natural gas at December 31, 2009, compared to $44.60 per barrel of crude oil and $5.71 per MCF of natural gas at December 31, 2008.  The 2009 year-end prices directly affect the estimated economic lives and, therefore, estimated reserves recoverable from Partnership wells. At December 31, 2009, the estimated discounted future net cash flows of the Partnership totaled $1,323,360 compared to $2,297,832 at December 31, 2008. The Partnership recorded property impairment expense of proved properties totaling $566,482 during the first quarter of 2009, as a result of significant declines in commodity prices during the first part of 2009.  In addition, the Partnership took another impairment of proved properties of $197 during the fourth quarter of 2009 due to changes in performance on one Partnership well.  Production rates declined on this well at a rate greater than previously forecast. The resulting reduction of proved reserves and corresponding decrease in estimated future cash flows caused a reduction of approximately $675,000 in estimated discounted future net cash flows for the Partnership from this well during the fourth quarter.

Lease operating expenses decreased from $503,416 during the year ended December 31, 2008 to $231,022 during the year ended December 31, 2009, primarily due to the Sand Dunes prospect, which incurred higher operating costs during 2008 due to the costs of electricity, salt water disposal, equipment rental, and sub-surface repairs and maintenance during the testing of the Sand Dunes wells in 2008.  In addition, 2008 production costs were impacted by the expensed workover costs incurred to change bottom hole pumps on three Partnership wells.   As a result of shutting in the eight Sand Dunes wells in February 2009, lease operating costs declined from comparable levels during 2008.

Production expenses decreased during 2009 primarily due to decreases in sales prices. As a result of the decreased sales prices received during 2009 as compared to 2008, production taxes decreased by $97,411 during 2009.

General and administrative costs incurred during the years ended December 31, 2009 and 2008 decreased from $456,589 in 2008 to $283,267 in 2009, primarily due to decreased legal fees and decreased overhead charges. Effective April 1, 2008, Reef implemented a new method for allocating overhead that takes actual overhead and allocates it based on the summation of revenues, expenses and actual capital costs incurred. The administrative overhead charge to the Partnership decreased from $275,250 during the year ended December 31, 2008 to $171,874 during the year ended December 31, 2009.

The rapid decline in crude oil and natural gas prices that occurred during the first half of 2009 and the 2009 impairment of proved properties caused the Partnership to have an overall net loss for 2009.  Due to rising average prices, however, the Partnership had net income of $223,539 during the fourth quarter of 2009.  Average sales prices during the first quarter of 2010 have continued to increase from 2009 levels. The Partnership expects that it will continue to generate net income in 2010.

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

The rapid decline in crude oil and natural gas prices that occurred during the fourth quarter of 2008, the impairment of proved properties and unproved properties, and the significant increase in general and administrative costs incurred during the fourth quarter of 2008 caused the Partnership’s to have a net loss of $4,689,851for the fourth quarter. RELP and Reef are working to cut overhead costs, and even with costs in connection with Sarbanes-Oxley compliance, the Partnership expects to incur overall lower general and administrative costs during 2009. Average sales prices during the first quarter of 2009 will continue to decline from fourth quarter 2008 levels. The Partnership expects that prior to depletion expense and any possible impairment charges it will continue to generate net income. Nonetheless, 2009 results are expected to decline significantly from 2008 results.

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2009, 2008, and 2007 the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

	Payment due by period
Contractual obligations	Total	Less than 1 Year	1-3 Years	3-5 years	More than 5 Years
Purchase obligations *	$70,096	$70,096	—	—	—

* The 15% management fee due Reef for organization and offering costs, including sales commissions, is payable in two parts. Reef initially received an amount, not to exceed 13.5%, to recover actual commissions and organization and offering costs. As of December 31, 2009, the Partnership is obligated to pay Reef $70,096 representing the portion of the management fee in excess of actual commissions and organization and offering costs, from the oil and gas cash flows available for partner distributions at a rate not to exceed $1 million per year. The Partnership completed payment of the remaining balance due in February 2010.

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

Commodity Price Risk

The Partnership has not and does not expect to engage in commodity futures trading or hedging activities or enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership's results of operations.

Assuming the production levels we attained during the year ended December 31, 2009, a 10% change in the price received for our crude oil would have had an approximate $82,600 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $59,700 impact on our natural gas revenues.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The reports of our independent registered public accounting firm, and the Partnership's financial statements, related notes, and supplementary data are presented beginning on page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial officer of our managing general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Partnership’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The Partnership has no directors or executive officers. Its managing general partner is Reef Oil & Gas Partners, L.P.

Reef Oil & Gas Partners, L.P. and Reef Exploration, L.P.

The Manager, officers and key personnel of the managing general partner, their ages, current positions with the managing general partner and/or RELP, and certain additional information are set forth below.

On January 4, 2010, Reef SWD 2007-A, L.P., an affiliate of Reef for which Reef is the managing general partner, instituted a Federal bankruptcy Chapter 11 proceeding in U.S. Bankruptcy Court, Northern District of Texas. On March 30, 2010, Reef SWD 2007-A, L.P., filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code.

Name	Age	Positions and Offices Held
Michael J. Mauceli	53	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
H. Walt Dunagin	52	Executive Vice President and Land Manager of RELP
Byron H. Dean	60	Manager of Acquisitions and Divestitures of RELP
Daniel C. Sibley	58	Chief Financial Officer and General Counsel of RELP
L. Mark Price	47	Controller of RELP; Chief Financial Officer of Pure Reef, L.P.
David M. Tierney	57	Chief Financial Reporting and Treasurer of RELP

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, Inc. (OREI), since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and natural gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

H. Walt Dunagin is Executive Vice President and Land Manager of RELP. He has held this position since January 2006 and has served in this position with its predecessor entity, OREI, since 1990. He is responsible for all contracts with other industry partners and all land activities required for exploration, development and production, including lease acquisition, title opinions, curative, permitting, unitization, rights-of-way and environmental issues. A graduate of the University of Mississippi in 1969 with a B.B.A. degree, Walt’s career has also involved land work for ExxonMobil, ChevronTexaco, UNOCAL, Santa Fe Energy and Oryx Energy (now Kerr-McGee). Walt is a member of the Dallas Association of Petroleum Landmen, the Association of International Petroleum Negotiators, and the American Association of Professional Landmen.

Byron H. (Howard) Dean is Manager – Acquisitions and Divestitures of RELP and is responsible for solicitation and technical evaluation of acquisition and development opportunities for Reef. A registered petroleum engineer, Mr. Dean has over 30 years of industry experience with oil and natural gas operations and reservoir engineering, both domestic onshore and offshore. Prior to joining RELP in 2006, Mr. Dean was Senior Petroleum Engineer and Acquisition and Divestiture Specialist for PLS, Inc. in 2006, and Senior Acquisitions Engineer of Noble Royalties, Inc. from 2004 to 2007.  From 1998 to 2004, Mr. Dean was an engineering consultant to H&D Management, and from 1997 to 1998 he was Operations Manager for Hrubetz Oil Company.  Mr. Dean served as Senior Staff Engineer for Coda Energy from 1988 to 1997and for Santa Fe Minerals from 1983 to 1988.  He was Senior Reservoir Engineer for General American Oil Company from 1979 to 1983, worked for Amoco Production Company from 1974 to 1979, attaining the position of Senior Petroleum Engineer.  He is a 1974 graduate of the University of Texas at Arlington with a Bachelor of Science degree in Civil Engineering. Mr. Dean is an active member of the Society of Petroleum Engineers, the Society of Petroleum Evaluation Engineers, ADAM Energy Forum, and Texas Independent Producer and Royalty Owners Association.

Daniel C. Sibley became Chief Financial Officer of RELP in March 2010 and General Counsel of RELP in January 2009.  He previously served as Chief Financial Officer of Reef from December 1999 until his appointment to General Counsel of RELP. He also served as Chief Financial Officer for RELP from January 2006 until his appointment to General Counsel of RELP, and had served in this same position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (L.L.M.) from Southern Methodist University in 1984. Mr. Sibley became a certified public accountant in 1977, but no longer maintains this license.

L. Mark Price is Controller of RELP and Chief Financial Officer of Pure Reef L.P., an affiliate of Reef.  Mr. Price was appointed to his position with RELP in March 2010 and to his position with Pure Reef in October 2009.  Mr. Price joined RELP in January 2009 as Chief Financial Officer of RELP.  He served in that capacity until October 2009 when he became Chief Financial Officer of Pure Reef L.P.  He has over twenty-two years of experience working in the oil and gas and manufacturing industries.  He previously served as the Chief Financial Officer for The Terramar Group, Inc., an international oil and gas and manufacturing company, beginning in 2007.  From 2004 to 2007, he served as the Chief Accounting Officer for Lancer Corporation, an international manufacturing company.  Additionally, Mr. Price served as the Chief Financial Officer of Nunn Manufacturing, and for PCLC Asset Management after its acquisition of Nunn Manufacturing in 1998, from 1996 until 2004.  Mr. Price received his BBA in accounting and finance from Texas Tech University in 1984 and is a licensed certified public accountant in the state of Texas. In October 2003, Mr. Price filed a personal bankruptcy petition under Chapter 7 in U.S. Bankruptcy Court, Northern District of Texas. On September 30, 2004, the court granted a discharge under §727 of the U.S. Bankruptcy Code.

David M. Tierney, the Chief Financial Reporting Officer and Treasurer of RELP, has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, Inc., since March 2001.  Mr. Tierney became Chief Financial Reporting Officer of RELP in March 2010 and Treasurer of RELP in May 2009. Prior to that, Mr. Tierney served as Chief Accounting Officer – Public Partnerships of RELP starting in July 2008. From 2001 to 2008, Mr. Tierney was the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships.  Mr. Tierney received a Bachelor's degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant.  Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979.  From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

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

Reef's "partnership interest," as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, or the 1% interest Reef has as the result of its payment of 1% of all leasehold, drilling, and completion costs.  Reef purchased 5.00% of the outstanding Partnership units. Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all leasehold, drilling, and completion costs for a total of an 11% interest.  This 11% interest is not represented by partnership units.  Reef has a total interest in the Partnership of 15.45%.

Reef is entitled to receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership's organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $3,464,188. The Partnership recorded $3,414,188 of this amount as offering costs, and $50,000 as organization costs. Of this amount, $2,689,092 has been paid to Reef to cover actual sales commissions and organization and offering costs, $655,000 has been paid to Reef from net cash flow, and $70,096 has been accrued at December 31, 2009 as an account payable to be paid to Reef from future net cash flows of the Partnership. The Partnership completed payment of the balance in February 2010.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2009, 2008 and 2007, the Partnership reimbursed Reef $1,207, $58,114, $945,521, respectively, for technical services costs which have been capitalized as project costs, and $213,974, $279,926, and $57,221, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the five prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2009, 2008 and 2007, the Partnership paid operator fees totaling $44,473, $40,879, and $51,700 to RELP. RELP serves as operator for five Partnership prospects upon which nine successful and ten unsuccessful wells have been drilled, including the eight Sand Dunes wells classified as unsuccessful that have not yet been plugged and abandoned.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2009 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO Seidman, LLP, as disclosed in the table below:

	2009	2008
Audit fees	$48,825	$48,593
Audit related fees	—	—
Tax fees	—	3,701
All other fees	—	—

Tax fees are for review of the Partnership’s tax return.

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

	Report of Independent Registered Public Accounting Firm	F-1
	Balance Sheets	F-2
	Statements of Operations	F-3
	Statements of Partnership Equity	F-4
	Statements of Cash Flows	F-5
	Notes to Financial Statements	F-6

	2. Financial Statement Schedules	None

3. Exhibits

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

Date: April 2, 2010	REEF GLOBAL ENERGY VII, L.P.

Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of the general partner of Reef	April 2, 2010
Michael J. Mauceli	Oil & Gas Partners, L.P. (principal executive officer)

/s/ Daniel C. Sibley	Chief Financial Officer	April 2, 2010
Daniel C. Sibley	Reef Exploration, L.P.
(principal financial and accounting officer)

EXHIBIT INDEX

3.1(a)(i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52540, as filed with the SEC on March 30, 2007).

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

3.2
Form of Limited Partnership Agreement (incorporated by reference to Appendix A to the prospectus filed as part of Post-Effective Amendment No. 2 to Registration Statement on Form S-1, SEC FileNo.333-122935, filed with the SEC on July 7, 2006).

10.1
Letter Agreement, dated November 7, 2001, by and between Reef Partners LLC and Challenger Minerals Inc. (incorporated by reference to Exhibit 10.2 of the Report on Form 10-K of Reef Global Energy Ventures as filed with the SEC on March 5, 2002).

23.2	*	Consent of Forrest A. Garb & Associates, Inc.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.
99.1	*	Summary Reserve Report of Forrest A. Garb & Associates, Inc.

*  Attached herewith

Reef Global Energy VII, L.P.

Financial Statements

Years Ended December 31, 2009, 2008, and 2007

Report of Independent Registered Public Accounting Firm

The Partners
Reef Global Energy VII, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VII, L.P. as of December 31, 2009 and 2008, and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective December 31, 2009, the Partnership changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

BDO Seidman, LLP

Dallas, Texas
April 2, 2010

Reef Global Energy VII, L.P.
Balance Sheets

December 31,	2009	2008

Assets

Current assets:
Cash and cash equivalents	$63,432	$444,655
Accounts receivable	3,471	3,015
Accounts receivable from affiliates	314,397	—
Total current assets	381,300	447,670

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,279,005 and $19,105,539	1,323,360	2,297,832
Net oil and gas properties	1,323,360	2,297,832

Total assets	$1,704,660	$2,745,502

Liabilities and partnership equity

Current liabilities:
Accounts payable	5,677	537
Accounts payable to affiliates	70,096	650,339
Total current liabilities	75,773	650,876

Long-term liabilities:
Asset retirement obligation	289,494	270,772
Accounts payable to affiliates	—	70,096
Total long-term liabilities	289,494	340,868

Commitments and Contingencies (Note 5)

Partnership equity
Limited partners	1,205,145	1,644,959
Managing general partner	134,248	108,799
Partnership equity	1,339,393	1,753,758

Total liabilities and partnership equity	$1,704,660	$2,745,502
See accompanying notes to financial statements.

Reef Global Energy VII, L.P.
Statements of Operations

	For the Years Ended December 31,
	2009	2008	2007

Revenues:	$1,417,297	2,861,452	$1,517,970

Costs and expenses:
Lease operating expenses	231,022	503,416	149,307
Production taxes	78,288	175,699	82,682
Depreciation, depletion and amortization	606,787	1,346,930	1,075,372
Property impairment	566,679	4,290,665	10,739,537
Accretion of asset retirement obligation	18,722	65,726	4,643
General and administrative	283,267	456,589	135,603
Total costs and expenses	1,784,765	6,839,025	12,187,144

Loss from operations	(367,468)	(3,977,573)	(10,669,174)

Interest income	1,447	8,577	317,661

Net loss	$(366,021)	(3,968,996)	$(10,351,513)

Net income (loss) per general partner unit	$—	329.01	$(10,689.32)
Net loss per limited partner unit	$(428.66)	(4,209.61)	$(10,689.32)
Net income (loss) per managing general partner unit	$616.41	(1,650.23)	$(9,808.55)

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.
Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2006	741.001	$14,591,765	182.783	$3,599,369	48.620	$1,024,528	972.404	$19,215,662
Partner contributions	—	—	—	—	—	144,544	—	144,544
Partner distributions	—	(1,046,134)	—	(258,050)	—	(238,316)	—	(1,542,500)
Net income (loss)	—	(7,920,793)	—	(1,953,826)	—	(476,894)	—	(10,351,513)
Balance at December 31, 2007	741.001	5,624,838	182.783	1,387,493	48.620	453,862	972.404	7,466,193

Distribution amount per partnership unit		$1,411.78		$1,411.78		$4,901.60

Balance at December 31, 2007	741.001	5,624,838	182.783	1,387,493	48.620	453,862	972.404	7,466,193
Partner contributions	—	—	—	—	—	5,361	—	5,361
Partner distributions	—	(521,202)	—	(957,408)	—	(270,190)	—	(1,748,800)
Net income (loss)	—	243,801	—	(4,132,563)	—	(80,234)	—	(3,968,996)
Conversion of general partner units into limited partner units (Note 1)	(741.001)	(5,347,437)	741.001	5,347,437	—	—	—	—
Balance at December 31, 2008	—	$—	923.784	$1,644,959	48.620	$108,799	972.404	$1,753,758

Distribution amount per partnership unit		$703.38		$1,600.61		$5,557.18

Balance at December 31, 2008	—	—	923.784	1,644,959	48.620	108,799	972.404	1,753,758
Partner contributions	—	—	—	—	—	3,440	—	3,440
Partner distributions	—	—	—	(43,823)	—	(7,961)	—	(51,784)
Net income (loss)	—	—	—	(395,991)	—	29,970	—	(366,021)
Balance at December 31, 2009	—	$—	923.784	$1,205,145	48.620	$134,248	972.404	$1,339,393

Distribution amount per partnership unit		$—		$47.44		$163.73
See accompanying notes to financial statements.

Reef Global Energy VII, L.P.
Statements of Cash Flows

	For the Years Ended December 31,
	2009	2008	2007
Operating Activities
Net loss	$(366,021)	(3,968,996)	$(10,351,513)
Adjustments to reconcile net loss to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	606,787	1,346,930	1,075,372
Property impairment	566,679	4,290,665	10,739,537
Accretion of asset retirement obligation	18,722	65,726	4,643
Changes in operating assets and liabilities:
Accounts receivable	(456)	(3,015)	—
Accounts receivable from affiliates	(314,397)	—	—
Accounts payable	5,140	537	—
Accounts payable to affiliates	(290,339)	246,646	21,118
Net cash provided by operating activities	226,115	1,978,493	1,489,157

Investing Activities
Property acquisition and development	(198,994)	(732,983)	(13,162,379)
Net cash used in investing activities	(198,994)	(732,983)	(13,162,379)

Financing Activities
Partner capital contributions	3,440	16,330	174,012
Offering costs	(360,000)	(330,000)	(268,014)
Partner distributions	(51,784)	(1,748,800)	(1,542,500)
Net cash used in financing activities	(408,344)	(2,062,470)	(1,636,502)

Net decrease in cash and cash equivalents	(381,223)	(816,960)	(13,309,724)
Cash and cash equivalents at beginning of period	444,655	1,261,615	14,571,339
Cash and cash equivalents at end of period	$63,432	444,655	$1,261,615

Non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$22,575	$247,610
Property additions and asset retirement obligation	$—	$79,341	$121,062
Non-cash financing transactions:
Managing partner contributions included in accounts receivable from affiliates	$—	$—	$10,969
Offering costs included in accounts payable to affiliates	$70,096	$360,000	$330,000
Offering costs included in non-current accounts payable to affiliates	$—	$70,096	$430,096
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

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner.

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

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Quarterly cash distributions to partners are based upon the number and type of partnership units held at the close of the prior quarter.  Cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating, general and administrative, and other costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

2. Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

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

Crude Oil and Natural Gas Properties

The Partnership follows the full cost method of accounting for crude oil and natural gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized crude oil and natural gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves, as determined by independent petroleum engineers.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl.

In applying the full cost method at December 31, 2009, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any, for 2009. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2009, 2008 and 2007, the Partnership recognized property impairment expense of proved properties totaling $566,679, $4,118,218, and $10,739,537, respectively.

Unproved properties consist of undeveloped leasehold interests. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. During the year ended December 31, 2008, the Partnership fully impaired its unproved properties by recognizing $172,447 of property impairment expense.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Estimates of the Partnership’s proved reserves at December 31, 2008 and 2007 have been prepared and presented using previous SEC rules and accounting standards that required pricing based upon end-of-period commodity prices and costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. Our proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

Reserves and their relation to estimated future net cash flows impact the Partnership’s depletion and impairment calculations. As a result, adjustments to depletion and impairment are made concurrently with changes to reserve estimates. If proved reserve estimates decline, the rate at which depletion expense is recorded increases, reducing net income. A decline in estimated proved reserves and future cash flows also reduces the capitalized cost ceiling and may result in increased impairment expense.

The adoption of the new SEC rules and accounting standards at December 31, 2009 resulted in a downward adjustment of $888,180 to the estimated discounted future cash flows from proved reserves, and in a reduction of 8,770 BOE equivalent of proved reserves. Additionally, the change resulted in increases of $7,480 and $197 in depletion and impairment expense, respectively, in the fourth quarter of 2009.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2009 and 2008.

	2009	2008
Beginning asset retirement obligation	$270,772	$125,705
Additions related to new properties	—	79,341
Accretion expense	18,722	65,726
Ending asset retirement obligation	$289,494	$270,772

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2009, 2008, and 2007.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

As of December 31, 2009, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $4.69 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

FASB provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under this guidance, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent reporting period in which the threshold is no longer met. Penalties and interest are classified as income tax expense.

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2009.

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the FASB issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009. The new standards are applied prospectively as a change in estimate. The effect of applying the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, versus applying the 2009 end-of-period price, decreased net proved reserves by 10.7%. The standardized measure of discounted future net cash flows for the year ended December 31, 2009 was lower by $888,180 using the new rule as compared to amounts calculated using the previous rules.  The effect of applying the new rule resulted in additional depletion expense of $7,480 and additional impairment expense of $197.

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued guidance on the accounting standards codification and the hierarchy of generally accepted accounting principles. The accounting standards codification is intended to be the source of authoritative US GAAP and reporting standards as issued by the FASB. Its primary purpose is to improve clarity and use of existing standards by grouping authoritative literature under common topics. The accounting standards codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Partnership now describes the authoritative guidance used within the footnotes but no longer uses numerical references. The accounting standards codification does not change or alter existing US GAAP, and there is no expected impact on the Partnership’s financial position, results of operations or cash flows.

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

Subsequent Events

In May 2009, the FASB issued new guidance for accounting for subsequent events.  This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Partnership adopted the provisions of this guidance for the period ended June 30, 2009. In February 2010, the FASB issued an update to this guidance. Among other provisions, this update provides that an entity that is a SEC filer is not required to disclose the date through which subsequent events have been evaluated.  The Partnership adopted the provisions on its effective date of February 24, 2010. There was no impact on the Partnership’s operating results, financial position or cash flows.

Recognition and Presentation of Other-Than-Temporary Impairments

In April 2009, the FASB issued new guidance related to the presentation and disclosure of other-than-temporary impairments on debt and equity securities.  The new guidance amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.  The guidance does not amend existing recognition and measurement guidance for equity securities, but does establish a new method of recognizing and reporting for debt securities.  Disclosure requirements for impaired debt and equity securities have been expanded significantly and are now required quarterly, as well as annually.  This guidance became effective for interim and annual reporting periods ending after June 15, 2009.  Comparative disclosures are required for periods ending after the initial adoption.  This guidance did not have an impact on the Partnership’s financial position, results of operations or cash flows.

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

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2009, 2008, and 2007 the Partnership incurred technical services and administrative costs totaling $215,181, $338,040, and $1,002,742, respectively. Of these amounts, $1,207, $58,114, and $945,521 represent technical services costs capitalized as project costs, and $213,974, $279,926, and $57,221 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the years ended December 31, 2009, 2008, and 2007, this 1% obligation totaled $3,440, $5,361, and $144,544. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2009, RELP owed the partnership $314,397 for net revenues processed in excess of joint interest and technical and administrative charges.  At December 31, 2008, the Partnership owed RELP $290,339 for joint interest and technical and administrative charges processed in excess of net revenues. The Partnership settles its balances with Reef and RELP on a quarterly basis.

Accounts payable to affiliates as of December 31, 2009 and 2008 also includes $70,096 and $430,096, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% to recover actual commissions and organization and offering costs. The remaining portion of the management fee is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2009, the Partnership reimbursed $360,000 of this amount to Reef. The remaining $70,096 has been classified as a short term liability to affiliates at December 31, 2009, and the Partnership completed payment of the balance to Reef in February 2010.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2009, 2008, and 2007, the Partnership paid operating overhead fees totaling $44,473, $40,879, and $23,302 to RELP, respectively.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2009, two marketers and one operator accounted for 33.4%, 39.4%, and 26.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2008, two marketers and one operator accounted for 41.7%, 41.4%, and 14.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2007, two marketers accounted for 79.4% and 16.5% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

6. Partnership Equity

Sales of Partnership units began on November 15, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on December 29, 2005 and the sale of Partnership units was closed on April 28, 2006. The Partnership raised $23,094,590 from the sale of 923.784 Partnership units to investor partners. Reef purchased 48.620 units (5%) for $1,033,179. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to having paid its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef has contributed $202,585 to the Partnership at December 31, 2009.

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving net capital contributions of $20,866,166 available for Partnership oil & gas activities. Of the $3,464,188 management fee, offering costs were $3,414,188 and organization costs were $50,000. The Partnership drilled twenty-nine wells and completed drilling operations with the capital raised by the Partnership in 2008.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Partnership Prospects

As of December 31, 2009, the Partnership owns working interests in six developmental prospects and seven exploratory prospects, upon which a total of twenty-nine wells were drilled with the capital raised by the Partnership.

The Partnership drilled eleven successful developmental wells and eleven unsuccessful developmental wells, including the eight Sand Dunes wells described below. The Partnership drilled one successful exploratory well, and six unsuccessful exploratory wells. The successful exploratory well ceased production during 2007.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008 two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells cannot be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and no crude oil and natural gas reserves for these wells were included in the December 31, 2008 reserve information presented in this Annual Report.

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work began in March 2010. Upon conversion of this well to a salt water disposal well, three of the current Sand Dunes wells are expected to be placed on full time production during the second quarter of 2010. RELP believes, based upon testing already performed, that the disposal capacity of the well to be converted will be such that only three Sand Dunes wells can be placed on full time production. However, if possible, additional wells may be placed on production. RELP will determine what actions to take regarding the other Sand Dunes wells after a period of evaluation of this initial conversion. The estimated cost of the well conversion to this Partnership is expected to be approximately $89,200 (unaudited).  This cost will be paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 6,000 BBL of crude oil and 9,930 MCF of natural gas reserves (unaudited) for the three wells expected to be placed on full time production included in the December 31, 2009 reserve information presented in this Annual Report.

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

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

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2009	2008	2007

Oil and natural gas properties:
Unproved properties	$—	$—	$172,447
Proved properties	21,602,365	21,403,371	20,816,082
	21,602,365	21,403,371	20,988,529
Less:
Accumulated depreciation, depletion and amortization	(3,029,089)	(2,422,302)	(1,075,372)
Property impairment	(17,249,916)	(16,683,237)	(12,565,019)
Total	$1,323,360	$2,297,832	$7,348,138

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2009, 2008, and 2007:

	2009	2008	2007

Oil and natural gas properties:
Exploration	$59,641	$(134,657)	$3,691,736
Development	137,621	721,946	12,260,062
Total	$197,262	$587,289	$15,951,798

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2009, 2008, and 2007.
	2009	2008	2007

Oil and gas producing activities:
Oil sales	$827,273	$1,590,912	$1,102,915
Natural gas sales	590,024	1,270,540	415,055
Production expenses	(309,310)	(679,115)	(231,989)
Accretion of asset retirement obligation	(18,722)	(65,726)	(4,643)
Depreciation , depletion and amortization	(606,787)	(1,346,930)	(1,075,372)
Property impairment expense	(566,679)	(4,118,218)	(10,739,537)
Results of operations from producing activities	$(84,201)	$(3,348,537)	$(10,533,571)

Depletion rate per BOE	$15.70	$35.48	$48.70
BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

Crude Oil and Natural Gas Reserves

Recent SEC and FASB Rule Making Activity

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. The Partnership adopted the rules effective December 31, 2009, and the rule changes, including those related to pricing and technology, are included in the Partnership’s reserve estimates. See Note 2, “Summary of Significant Accounting Policies – Modernization of Oil and Gas Reporting.”

In accordance with new SEC rules, estimates of the Partnership’s proved reserves and future net revenues are made using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12 month period for the year ended December 31, 2009. These prices are held constant in accordance with SEC guidelines for the economic life of the wells included in the reserve report but are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials. Estimated quantities of proved reserves and future net revenues are affected by crude oil and natural gas prices, which have fluctuated significantly in recent years.

The new rules resulted in the use of lower prices at December 31, 2009 for both crude oil and natural gas than would have been used under the previous rules, and resulted in a downward adjustment of approximately 8,770 BOE to our proved reserves as of December 31, 2009, as compared to the old end-of-period prices rule.

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2009, and by Gleason Engineering as of December 31, 2008 and 2007.   A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2009, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2009, 2008, and 2007.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2006	—	—	—
New discoveries	110,903	804,018	244,906
Production	(14,032)	(48,301)	(22,082)
Reserves at December 31, 2007	96,871	755,717	222,824

Revisions of previous estimates	(47,433)	(222,083)	(84,447)
Production	(16,045)	(131,512)	(37,964)
Reserves at December 31, 2008	33,393	402,122	100,413

Revisions of previous estimates	23,517	(73,479)	11,270
Production	(15,200)	(140,623)	(38,637)
Reserves at December 31, 2009	41,710	188,020	73,046

(1)	Oil includes both oil and natural gas liquids
(2)
BOE (barrels of oil equivalent) is calculated by converting 6 MCF of natural gas to 1 BBL of oil. A BBL (barrel) of oil is one stock tank barrel, or 42 U.S. gallons liquid volume, of crude oil or other liquid hydrocarbons.

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

Standardized Measure of Discounted Future Net Cash Flows

Certain information concerning the assumptions used in computing the valuation of proved reserves and their inherent limitations are discussed below.  The Partnership believes such information is essential for a proper understanding and assessment of the data presented.

For the year ended December 31, 2009, future cash inflows are computed by applying the new SEC pricing, which holds constant the unweighted arithmetic average of the first-day-of-the-month prices for crude oil and natural gas over the preceding 12-month period as the price basis for estimating the Partnership’s proved reserves. For the year ended December 31, 2009, calculations were made using average prices of $61.08 per barrel of crude oil and $3.83 per MCF of natural gas. For the years ending December 31, 2008 and 2007, future cash inflows were computed by applying the former SEC pricing rules, which hold constant the end-of-year price for crude oil and natural gas as the price basis for estimating the Partnership’s proved reserves. During 2008, the calculations were made using average prices of $44.60 per barrel of oil and $5.71 per MCF of natural gas.  During 2007, the calculations were made using average prices of $89.16 per barrel of oil and $7.21 per MCF of natural gas. Prices and costs are held constant for the life of the wells, however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute estimated future cash inflows do not necessarily reflect Reef’s expectations of the Partnership’s actual revenues or costs, nor their present worth. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

December 31,	2009	2008	2007
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$3,245,780	$3,959,364	$13,857,388
Future production costs	(1,600,550)	(1,217,470)	(4,277,881)
Future development costs	(89,200)	—	(274,087)
Future net cash flows	1,556,030	2,741,894	9,305,420
Effect of discounting net cash flows at 10%	(232,670)	(444,062)	(2,106,058)
Discounted future net cash flows	$1,323,360	$2,297,832	$7,199,362

Reef Global Energy VII, L.P.
Notes to Financial Statements (continued)

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2009	2008	2007
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$2,297,832	$7,199,362	$—
Extensions and discoveries		—	8,480,700
Net change in sales price, net of production costs	(240,994)	(1,471,634)	—
Revisions of quantity estimates	215,897	(1,932,472)	—
Net changes in estimated future development costs	(75,862)	(42,183)	—
Changes in production timing rates	(14,031)	(58,566)	—
Accretion of discount	229,783	719,936	—
Sales net of production costs	(1,089,265)	(2,116,611)	(1,281,338)
Net increase (decrease)	(974,472)	(4,901,530)	7,199,362
Standardized measure at end of year	$1,323,360	$2,297,832	$7,199,362

9. Supplementary Quarterly Financial Data (Unaudited)

Year ended December 31, 2008	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Revenues	$663,141	$913,165	$788,934	$496,212	$2,861,452
Income (loss) from operations	97,056	319,841	295,956	(4,690,426)	(3,977,573)
Net income (loss)	103,252	321,102	296,501	(4,689,851)	(3,968,996)
Net income (loss) per managing general partner unit	930.03	1,546.61	1,547.84	(5,674.71)	(1,650.23)
Net income per general partner unit	62.82	266.19	—	—	329.01
Net income (loss) per limited partner unit	62.82	266.19	239.49	(4,778.11)	(4,209.61)

Property impairment expense included in the 4th quarter totaled $4,290,665.

Year ended December 31, 2009	1st Qtr	2nd Qtr	3rd Qtr	4th Qtr	Totals
Revenues	$312,574	366,344	336,209	402,170	1,417,297
Income (loss) from operations	(662,042)	15,646	55,478	223,450	(367,468)
Net income (loss)	(661,111)	15,960	55,591	223,539	(366,021)
Net income (loss) per managing general partner unit	(576.08)	305.49	176.65	710.35	616.41
Net income (loss) per limited partner unit	(685.34)	1.20	50.88	204.60	(428.66)

Property impairment expense included in the 1st quarter totaled $566,482.  Property impairment expense included in the 4th quarter totaled $197. The fourth quarter information also includes the effects of applying the new oil and gas rules.  See footnote 2, “Summary of Accounting Policies,” for more information regarding the new oil and gas rules.