Form 10-Q
period 2010-06-30
Reef Global Energy VII, L.P.
filed 2010-08-13
CIK 1344530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

Commission File Number: 333-122935-02

REEF GLOBAL ENERGY VII, L.P.
(Exact name of registrant as specified in its charter)

Nevada	20-3963203
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300	75080-3610
Richardson, Texas	(Zip code)
(Address of principal executive offices)

(972)-437-6792
Registrant’s telephone number, including area code

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

As of August 13, 2010, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.
Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$63,646	$63,432
Accounts receivable	—	3,471
Accounts receivable from affiliates	78,320	314,397
Total current assets	141,966	381,300

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,575,306 and $20,279,005	1,231,998	1,323,360
Net oil and gas properties	1,231,998	1,323,360

Total assets	$1,373,964	$1,704,660

Liabilities and partnership equity

Current liabilities:
Accounts payable	$4,660	$5,677
Accounts payable to affiliates	—	70,096
Total current liabilities	4,660	75,773

Long-term liabilities:
Asset retirement obligation	297,538	289,494
Total long-term liabilities	297,538	289,494

Partnership equity:
Limited partners	952,470	1,205,145
Managing general partner	119,296	134,248
Partnership equity	1,071,766	1,339,393

Total liabilities and partnership equity	$1,373,964	$1,704,660
See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended June 30		For the six months ended June 30
	2010	2009	2010	2009

Revenues	$341,646	$366,344	$781,087	$678,918

Costs and expenses:
Lease operating expenses	46,566	79,125	112,725	168,460
Production taxes	(21,039)	25,932	(5,498)	47,663
Depreciation, depletion and amortization	139,479	143,696	296,301	369,442
Property impairment	—	—	—	566,482
Accretion of asset retirement obligation	4,053	5,951	8,044	10,141
General and administrative	74,172	95,994	166,731	163,126
Total costs and expenses	243,231	350,698	578,303	1,325,314

Income (loss) from operations	98,415	15,646	202,784	(646,396)

Other income:
Interest income	62	314	125	1,245
Total other income	62	314	125	1,245

Net income (loss)	$98,477	$15,960	$202,909	$(645,151)

Net income (loss) per limited partner unit	$76.63	$1.20	$157.14	$(684.14)
Net income (loss) per managing general partner unit	$569.50	$305.49	$1,187.66	$(270.58)

See accompanying notes to condensed financial statements

Reef Global Energy VII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended June 30,
	2010	2009

Operating Activities
Net income (loss)	$202,909	$(645,151)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	296,301	369,442
Property impairment	—	566,482
Accretion of asset retirement obligation	8,044	10,141
Changes in operating assets and liabilities:
Accounts receivable	3,471	—
Accounts receivable from affiliates	236,077	(51,982)
Accounts payable	(1,017)	30,149
Accounts payable to affiliates	(70,096)	(290,339)
Net cash (used in) provided by operating activities	675,689	(11,258)

Investing Activities
Property acquisition and development	(204,939)	(137,569)
Net cash used in investing activities	(204,939)	(137,569)

Financing Activities
Partner capital contributions	—	3,440
Offering costs	—	(180,000)
Partner distributions	(470,536)	(51,783)
Net cash used in financing activities	(470,536)	(228,343)

Net increase (decrease) in cash and cash equivalents	214	(377,170)
Cash and cash equivalents at beginning of period	63,432	444,655
Cash and cash equivalents at end of period	$63,646	$67,485

Supplemental disclosure of non-cash financing transactions
Offering costs included in accounts payable to affiliates	$—	$250,096

See accompanying notes to condensed financial statements.

Reef Global Energy VII, L.P.
Notes to Condensed Financial Statements (unaudited)
June 30, 2010

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

In applying the full cost method at June 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended June 30, 2010 and 2009, the Partnership recognized no property impairment expense of proved properties. During the six month periods ended June 30, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $566,482, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect. Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. The Partnership fully impaired its unproved properties during 2008 and has no plans to conduct any development operations on the leasehold interest in the Sand Dunes prospect.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six months ended June 30, 2010 and the year ended December 31, 2009.

	Six months ended	Year Ended
	June 30, 2010	December 31, 2009
Beginning asset retirement obligation	$289,494	$270,772
Accretion expense	8,044	18,722
Ending asset retirement obligation	$297,538	$289,494

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

Recently Adopted Accounting Pronouncements

Modernization of Oil and Gas Reporting

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009. In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by geographical area, using the unweighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserve volumes.  In addition, in January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance relating to crude oil and natural gas reserve estimation and disclosures to provide consistency with the new SEC rules.  The Partnership adopted the new standards effective December 31, 2009.  The new standards are applied prospectively as a change in estimate. In April 2010, the FASB issued a further accounting standards update regarding extractive oil and gas industries to incorporate in accounting standards the revisions to Rule 4-10 of the SEC’s Regulation S-X. The amendment primarily consists of the addition and deletion of definitions of terms related to fossil fuel exploration and production arising from technology changes over the past several decades. The accounting guidance in Rule 4-10 did not change.

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

Fair Value Measurements

In January 2010, the FASB issued new guidance related to improving disclosures about fair value measurements. This guidance requires separate disclosures of the amounts of transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reason for such transfers. In the reconciliation for Level 3 fair value measurements using significant unobservable inputs, information about purchases, sales, issuances and settlements shall be presented separately. These disclosures are required for interim and annual reporting periods effective January 1, 2010, except for the disclosures related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements, which are effective on January 1, 2011. This guidance was adopted on January 1, 2010 for Level 1 and Level 2 fair value measurements and did not impact the Partnership’s operating results, financial position or cash flows or disclosures regarding the fair value of financial instruments.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended June 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $35,675 and $73,827, respectively. Of these amounts, $2,401 and $0 represent technical services costs capitalized as project costs, and $33,274 and $73,827 represent administrative costs included as general and administrative expenses. During the six month periods ended June 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $106,078 and $125,751, respectively. Of these amounts, $2,401 and $1,207 represent technical services costs capitalized as project costs, and $103,676 and $124,544 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $202,585 in connection with this obligation. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).  Reef has had no remaining obligations related to these additional costs since December 31, 2009.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2010 and December 31, 2009, RELP owed the Partnership $78,320 and $314,397, respectively, for net revenues processed in excess of joint interest and technical and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates as of June 30, 2010 and December 31, 2009 also includes $0 and $70,096, respectively, for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership completed payment of the balance to Reef in February 2010.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2010 is detailed below:

For the three months ended June 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$27,689	$569.50
Limited partner units	923.783	70,788	$76.63
Total	972.403	$98,477

For the six months ended June 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$57,744	$1,187.66
Limited partner units	923.783	145,165	$157.14
Total	972.403	$202,909

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects and participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at June 30, 2010. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership has completed its drilling program of twenty-nine wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. Currently, the Partnership has no plans for additional drilling.

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

Beginning with March 2009, oil sales prices increased from levels below $40 per barrel to between $60 and $70 per barrel. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010. The related facility is expected to be complete in August 2010. RELP had previously believed, based on initial testing, that three of the current Sand Dunes wells would be able to be placed on full-time production once the conversion was complete.  Based on updated testing performed on the disposal capacity of the converted well, it now appears possible that more than three wells will be able to be placed back on full-time production.  Wells will be placed on production one at a time during the third quarter of 2010 as RELP continues to evaluate the capacity of the newly converted salt water disposal well. The cost of the well conversion to this Partnership as of June 30, 2010 was approximately $130,000. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 6,367 Bbl of crude oil and 10,223 Mcf of natural gas reserves net to the Partnership’s interest for the three wells to be placed on full time production during the third quarter of 2010.  Reserve estimates may be increased if additional wells are able to be placed on full-time production.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership expended $21,574,409 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-nine wells and expended $137,512 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership has also expended $204,938 subsequent to its drilling and completion phase of operations on the Sand Dunes well conversion and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions.  Any additional capital expenditures, including the expenditures related to the conversion of one of the Sand Dunes wells into a salt water disposal well, will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $137,306 at June 30, 2010. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Sales volumes:
Crude oil (Barrels)	3,270	4,345	6,957	8,577
Natural gas (Mcf)	24,959	38,544	52,608	72,026

Average sales prices received:
Crude oil (Barrels)	$71.84	$50.80	$72.23	$42.56
Natural gas (Mcf)	$4.28	$3.78	$5.30	$4.36

The Partnership had interests in eleven productive wells during the second quarters of 2010 and 2009. The Partnership has interests in two significant wells, the Rob L RA SUA CL&F #1 (“Gumbo II”) well and the HBR A Big Gas Unit (“HBR A”) well. During the second quarter of 2009, the HBR A and Gumbo II wells accounted for 57.6% and 87.2% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the second quarter of 2010, the HBR A and the Gumbo II accounted for 59.8% and 86.5% of the Partnership’s crude oil and natural gas sales volumes, respectively. However, production volumes from the HBR A well have declined significantly over the past year.  Production volumes from the HBR A well, net to this Partnership, were 365 Bbl and 12,069 Mcf during the second quarter of 2010 compared to 893 Bbl and 25,833 MCF during the second quarter of 2009.  The eight Cole Ranch field wells, which began production in April 2007, averaged 54 barrels of crude oil production and 117 Mcf of natural gas production per day during the second quarter of 2009. The Partnership owns a 50% working interest and a 37.5% revenue interest in these wells. During the second quarter of 2010, these same eight wells averaged approximately 39 barrels of crude oil production and 100 Mcf of natural gas production per day.  Crude oil and natural gas average sales prices increased from the second quarter of 2009.   Average crude oil sales prices increased by 41.4% and average natural gas sales prices increased by 13.2% over the comparative quarters.  Overall, total revenues decreased by $24,697, or 6.7% in the second quarter of 2010 compared to the second quarter of 2009. The declining volumes from the HBR A well will lead to continuing declines in sales volumes in future quarters.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for June 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to June 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of June 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2010	40,682	163,620
June 30, 2009	30,317	341,772

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

The Partnership had net income of $98,477 for the three month period ended June 30, 2010, compared to net income of $15,960 for the three month period ended June 30, 2009.

While overall sales volumes decreased during the three months ended June 30, 2010, sales prices received for the Partnership’s production increased. The average oil price received on a comparative basis increased from $50.80 per barrel of crude oil during the three months ended June 30, 2009 to $71.84 per barrel during the three months ended June 30, 2010, an increase of 41.4%. Natural gas prices also increased from an average price of $3.78 per Mcf of natural gas produced during the quarter ended June 30, 2009 to $4.28 per Mcf for the quarter ended June 30, 2010, an increase of 13.2%. Overall the Partnership’s oil and gas sales revenues declined by $24,697, or 6.7% for the three months ended June 30, 2010.

Lease operating costs decreased from $79,125 during the quarter ended June 30, 2009 to $46,566 during the quarter ended June 30, 2010, primarily due to decreased expenses on the Cole Ranch wells.  Several of these wells underwent workovers during the second quarter of 2009.  In addition, production taxes decreased during the three month period ended June 30, 2010 compared to the three month period ended June 30, 2009 due to an approximate $45,000 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs decreased from $95,994 incurred during the three months ended June 30, 2009 to $74,172 incurred during the three months ended June 30, 2010.  The decrease relates partially to the timing of audit and professional fees for public filings.  In addition, the administrative overhead charge to the Partnership for the three months ended June 30, 2010 decreased from $48,748 for the three months ended June 30, 2009 to $33,745.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

The Partnership had net income of $202,909 for the six month period ended June 30, 2010, compared to a net loss of $645,151 for the six month period ended June 30, 2009.

The Partnership incurred no property impairment expense during the six month period ended June 30, 2010. However, the decline in oil and gas prices during the second quarter of 2009 resulted in impairment expense of proved properties totaling $566,482 for the six month period ending June 30, 2009. Depletion expense decreased from $369,442 for the first six months of 2009 to $296,301 for the first six months of 2010, primarily because 2009 property impairment totaling $566,679 resulted in a lower property basis for 2010.

While overall sales volumes decreased during the six months ended June 30, 2010, sales prices received for the Partnership’s production increased. The average oil price received on a comparative basis increased from $42.56 per barrel of crude oil during the first six months of 2009 to $72.23 per barrel during the first six months of 2010, an increase of 69.7%. Natural gas prices also increased from an average price of $4.36 per Mcf of natural gas produced during the six months ended June 30, 2009 to $5.30 per Mcf for the six months ended June 30, 2010, an increase of 21.6%. Overall the Partnership’s oil and gas sales revenues rose by $100,035, or 14.7% for the six months ended June 30, 2010.

Lease operating costs decreased from $168,460 during the six months ended June 30, 2009 to $112,725 during the six months ended June 30, 2010. Lease operating costs for the Gumbo II well decreased by approximately $18,000 and operating costs for the Sand Dunes wells decreased by approximately $14,000 during the comparative periods.  Several of the Cole Ranch wells underwent workovers during the second quarter of 2009, which resulted in a decrease of approximately $14,000 during the comparative periods.  In addition, production taxes decreased during the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009 due to an approximate $45,000 adjustment received from the operator of the Gumbo II well. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs increased from $163,126 incurred during the six months ended June 30, 2009 to $166,731 incurred during the six months ended June 30, 2010.  The administrative overhead charge to the Partnership for the six month periods ended June 30, 2009 and 2010 increased from $89,527 to $96,372, respectively.   These increases were partially offset by decreased direct costs charged to the Partnership during the respective periods.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 13, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Daniel C. Sibley
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