Form 10-Q
period 2010-09-30
Reef Global Energy VII, L.P.
filed 2010-11-15
CIK 1344530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

As of November 15, 2010, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.
Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.
Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$63,442	$63,432
Accounts receivable	—	3,471
Accounts receivable from affiliates	55,193	314,397
Total current assets	118,635	381,300

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,721,289 and $20,279,005	1,205,716	1,323,360
Net oil and gas properties	1,205,716	1,323,360

Total assets	$1,324,351	$1,704,660

Liabilities and partnership equity

Current liabilities:
Accounts payable	$1,176	$5,677
Accounts payable to affiliates	—	70,096
Total current liabilities	1,176	75,773

Long-term liabilities:
Asset retirement obligation	301,664	289,494
Total long-term liabilities	301,664	289,494

Partnership equity:
Limited partners	896,851	1,205,145
Managing general partner	124,660	134,248
Partnership equity	1,021,511	1,339,393

Total liabilities and partnership equity	$1,324,351	$1,704,660
See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.
Condensed Statements of Operations
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009

Revenues	$357,456	$336,209	$1,138,543	$1,015,127

Costs and expenses:
Lease operating expenses	99,776	67,811	212,501	236,272
Production taxes	24,971	14,109	19,473	61,772
Depreciation, depletion and amortization	145,983	125,549	442,284	494,991
Property impairment	—	—	—	566,482
Accretion of asset retirement obligation	4,126	4,262	12,170	14,403
General and administrative	45,067	69,000	211,798	232,125
Total costs and expenses	319,923	280,731	898,226	1,606,045

Income (loss) from operations	37,533	55,478	240,317	(590,918)

Other income:
Interest income	46	113	171	1,358
Total other income	46	113	171	1,358

Net income (loss)	$37,579	$55,591	$240,488	$(589,560)

Net income (loss) per limited partner unit	$20.18	$50.88	$177.32	$(633.26)
Net income (loss) per managing general partner unit	$389.43	$176.65	$1,577.09	$(93.93)

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	For the nine months ended September 30,
	2010	2009

Operating Activities
Net income (loss)	$240,488	$(589,560)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	442,284	494,991
Property impairment	—	566,482
Accretion of asset retirement obligation	12,170	14,403
Changes in operating assets and liabilities:
Accounts receivable	3,471	(456)
Accounts receivable from affiliates	259,204	(92,494)
Accounts payable	(4,501)	45,140
Accounts payable to affiliates	(140,041)	(290,339)
Net cash provided by operating activities	813,075	148,167

Investing Activities
Property acquisition and development	(254,695)	(182,346)
Net cash used in investing activities	(254,695)	(182,346)

Financing Activities
Partner capital contributions	—	3,440
Offering costs	—	(270,000)
Partner distributions	(558,370)	(51,784)
Net cash used in financing activities	(558,370)	(318,344)

Net increase (decrease) in cash and cash equivalents	10	(352,523)
Cash and cash equivalents at beginning of period	63,432	444,655
Cash and cash equivalents at end of period	$63,442	$92,132

Supplemental disclosure of non-cash financing transactions
Property additions included in accounts payable to affiliates	$(69,945)	$—
Offering costs included in accounts payable to affiliates	$—	$160,096

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.
Notes to Condensed Financial Statements (unaudited)
September 30, 2010

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2010. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2009 (the “Annual Report”).

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

In applying the full cost method at September 30, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended September 30, 2010 and 2009, the Partnership recognized no property impairment expense of proved properties. During the nine month periods ended September 30, 2010 and 2009, the Partnership recognized property impairment expense of proved properties totaling $0 and $566,482, respectively.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect (as discussed in Item 2 below). Investments in unproved properties are not depleted pending determination of the existence of proved reserves. Unproved properties are assessed for impairment quarterly as of the balance sheet date by considering the primary lease term, the holding period of the properties, geologic data obtained relating to the properties, and other drilling activity in the immediate area of the properties. Any impairment resulting from this quarterly assessment is reported as property impairment expense in the current period, as appropriate. The Partnership fully impaired its unproved properties during 2008 and has no plans to conduct any development operations on the leasehold interest in the Sand Dunes prospect.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2010 and December 31, 2009 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine months ended September 30, 2010 and the year ended December 31, 2009.

	Nine months ended	Year Ended
	September 30, 2010	December 31, 2009
Beginning asset retirement obligation	$289,494	$270,772
Accretion expense	12,170	18,722
Ending asset retirement obligation	$301,664	$289,494

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended September 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $38,244 and $53,175, respectively. Of these amounts, $5,443 and $0 represent technical services costs capitalized as project costs, and $32,801 and $53,175 represent administrative costs included as general and administrative expenses. During the nine month periods ended September 30, 2010 and 2009, the Partnership incurred technical services and administrative costs totaling $144,321 and $178,926, respectively. Of these amounts, $7,844 and $1,207 represent technical services costs capitalized as project costs, and $136,477 and $177,719 represent administrative costs included as general and administrative expenses.

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

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2010 and December 31, 2009, RELP owed the Partnership $55,193 and $314,397, respectively, for net revenues processed in excess of joint interest and technical and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain.

Accounts payable to affiliates at December 31, 2009 included $70,096 for the unpaid portion of the 15% management fee due to Reef for organization and offering costs, including sales commissions. The management fee was payable in two parts. Reef initially received an amount not to exceed 13.5% of the total offering proceeds to recover actual commissions and organization and offering costs. The portion of the management fee in excess of actual commissions and organization and offering costs was paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. The Partnership completed payment of the December 31, 2009 balance to Reef in February 2010.

4. Commitments and Contingencies

The Partnership is not currently involved in any legal proceedings.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2010 is detailed below:

For the three months ended September 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$18,934	$389.43
Limited partner units	923.783	18,645	$20.18
Total	972.403	$37,579

For the nine months ended September 30, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$76,678	$1,577.09
Limited partner units	923.783	163,810	$177.32
Total	972.403	$240,488

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects and participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at September 30, 2010. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership has completed its drilling program of twenty-nine wells using the original capital raised by the Partnership. The final well completed drilling in February 2008 and was placed into production during May 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. Currently, the Partnership has no plans for additional drilling.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.   Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on updated testing performed on the disposal capacity of the converted well, it is expected that all of the remaining seven Sand Dunes wells will be able to be placed into production. During the third quarter of 2010, five wells were placed back on full-time production.  The remaining two Sand Dune wells are expected to be placed back in production during the fourth quarter of 2010. The cost of the well conversion to this Partnership as of September 30, 2010 was approximately $186,000. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 6,257 BBL of crude oil and 9,843 Mcf of natural gas reserves net to the Partnership’s interest for the five wells placed on full time production during the third quarter of 2010.  Reserve estimates may be increased if additional wells are able to be placed on full-time production or if daily production rates increase.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership expended $21,574,409 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-nine wells and expended $137,512 on general and administrative expenses during its drilling and completion phase of operations.  The Partnership has also expended $324,639 subsequent to its drilling and completion phase of operations on the Sand Dunes well conversion and other capital items. Expenditures in excess of available Partnership capital have been recovered from the cash flow from successful wells by reducing Partnership distributions.  Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $117,459 at September 30, 2010. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Sales volumes:
Crude oil (Barrels)	3,414	3,129	10,370	11,706
Natural gas (Mcf)	23,707	37,989	76,316	110,015

Average sales prices received:
Crude oil (Barrels)	$70.13	$67.30	$71.54	$49.17
Natural gas (Mcf)	$4.98	$3.31	$5.20	$4.00

The Partnership had interests in eleven productive wells during the third quarters of 2010 and 2009. The Partnership has interests in two significant wells, the Rob L RA SUA CL&F #1 (“Gumbo II”) well and the HBR A Big Gas Unit (“HBR A”) well. During the third quarter of 2009, the HBR A and Gumbo II wells accounted for 63.0% and 92.2% of the Partnership’s crude oil and natural gas sales volumes, respectively. During the third quarter of 2010, the HBR A and the Gumbo II accounted for 65.7% and 84% of the Partnership’s crude oil and natural gas sales volumes, respectively. The operator of the Gumbo II well slowly increased production volumes from the well during the first seven months of 2010, resulting in increased volumes for the three and nine month periods ended September 30, 2010.  Third quarter 2010 sales volumes from the Gumbo II well were also higher than third quarter 2009 sales volumes because the well was shut-in for thirteen days during the third quarter of 2009 due to issues with the oil pipeline.  The Gumbo II well did produce at full production rates during the third quarter of 2010. However, production volumes from the HBR A well have declined significantly over the past year.  Production volumes from the HBR A well, net to this Partnership, were 278 Bbl and 10,563 Mcf during the third quarter of 2010 compared to 799 Bbl and 27,007 MCF during the third quarter of 2009.  The eight Cole Ranch field wells, which began production in April 2007, averaged 37 barrels of crude oil production and 119 Mcf of natural gas production per day during the third quarter of 2009. The Partnership owns a 50% working interest and a 37.5% revenue interest in these wells. During the third quarter of 2010, these same eight wells averaged approximately 34 barrels of crude oil production and 112 Mcf of natural gas production per day.

Crude oil and natural gas average sales prices increased from the third quarter of 2009.   Average crude oil sales prices increased by 4.2% and average natural gas sales prices increased by 50.5% over the comparative quarters.  Total revenues increased by $21,247, or 6.3% in the third quarter of 2010 compared to the third quarter of 2009 as a result of these increased prices. The declining volumes from the HBR A well will lead to continuing declines in sales volumes in future quarters. The current estimated reserve life of the HBR A well is estimated to be approximately 14 months using current prices and costs.  In addition, gas prices have decreased and it is expected that average gas prices received during the fourth quarter will decline from third quarter levels.

In January 2009, the SEC adopted a new rule related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the un-weighted arithmetic average of first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for September 30, 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to September 30, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2010 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves as of September 30, 2010 and 2009 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2010	38,607	146,678
September 30, 2009	30,424	278,722

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

The Partnership had net income of $37,579 for the three month period ended September 30, 2010, compared to net income of $55,591 for the three month period ended September 30, 2009.

While overall sales volumes decreased during the three months ended September 30, 2010, sales prices received for the Partnership’s production increased. The average oil price received on a comparative basis increased from $67.30 per barrel of crude oil during the three months ended September 30, 2009 to $70.13 per barrel during the three months ended September 30, 2010, an increase of 4.2%. Natural gas prices also increased from an average price of $3.31 per Mcf of natural gas produced during the quarter ended September 30, 2009 to $4.98 per Mcf for the quarter ended September 30, 2010, an increase of 50.5%. As a result of the sales price increases, oil and gas sales revenues increased by $21,247, or 6.3% for the three months ended September 30, 2010.

Lease operating costs increased from $67,811 during the quarter ended September 30, 2009 to $99,776 during the quarter ended September 30, 2010, primarily due to a true up of lease operating expense accruals associated with the Cole Ranch wells.

Depletion expense rose from $125,549 incurred during the three month period ended September 30, 2009 to $145,983 incurred for the three month period ended September 30, 2010, primarily due to the rise in the overall depletion rate resulting from the overall drop in reserve estimates related to the Partnership’s interest in the HBR A well.

General and administrative costs decreased from $69,000 incurred during the three months ended September 30, 2009 to $45,067 incurred during the three months ended September 30, 2010. RELP has gradually been reducing its total overhead costs and total overhead charged to partnerships has decreased in 2010 from 2009 levels.   The administrative overhead charge to the Partnership decreased from $48,782 for the three months ended September 2009 to $32,657 for the three months ended September 30, 2010.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

The Partnership had net income of $240,488 for the nine month period ended September 30, 2010, compared to a net loss of $589,560 for the nine month period ended September 30, 2009. The primary cause of this increase in net income is lower property impairment expenses, as discussed below.

While overall sales volumes decreased during the nine months ended September 30, 2010, sales prices received for the Partnership’s production increased. The average oil price received on a comparative basis increased from $49.17 per barrel of crude oil during the first nine months of 2009 to $71.54 per barrel during the first nine months of 2010, an increase of 45.5%. Natural gas prices also increased from an average price of $4.00 per Mcf of natural gas produced during the nine months ended September 30, 2009 to $5.20 per Mcf for the nine months ended September 30, 2010, an increase of 30%. Because of these large increases in average prices for crude oil and natural gas sales, the Partnership’s oil and gas sales revenues rose by $123,417, or 12.2% for the nine months ended September 30, 2010.

Lease operating costs decreased from $236,272 during the nine months ended September 30, 2009 to $212,501 during the nine months ended September 30, 2010, primarily as a result of reduced ad valorem tax expenses. Production taxes decreased during the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009 by approximately $42,000, from $61,772 to $19,473. This was the result of an approximate $45,000 adjustment received from the operator of the Gumbo II well during the second quarter of 2010. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

The Partnership incurred no property impairment expense during the nine month period ended September 30, 2010. However, the decline in oil and gas prices during that occurred during the first quarter of 2009 resulted in impairment expense of proved properties totaling $566,482 for the nine month period ending September 30, 2009. Depletion expense decreased from $494,991 for the first nine months of 2009 to $442,284 for the first nine months of 2010. While overall depletion rates have increased during 2010 because of the drop in reserves associated with the Partnership’s interest in the HBR A well, the Partnership has a lower overall property basis in 2010 as a result of the 2009 property impairment totaling $566,482.

General and administrative costs decreased from $232,125 incurred during the nine months ended September 30, 2009 to $211,798 incurred during the nine months ended September 30, 2010. RELP has gradually been reducing its total overhead costs and total overhead charged to partnerships has decreased in 2010 from 2009 levels.   The administrative overhead charge to the Partnership decreased from $138,310 for the nine months ended September 2009 to $129,029 for the nine months ended September 30, 2010.   This decrease was partially offset by increased professional fees.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson ("Stevenson") filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., (Cause No. 10-10647)  in the 191st Judicial District Court, Dallas County, Texas.  Stevenson also named as defendants Reef Global Energy VII and multiple other Reef Joint Ventures as well as Reef Securities, Inc.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  Stevenson, the Estles, and Antolic were participants in many of the named Reef defendant programs/Joint Ventures.   Stevenson invested in Reef Global Energy VII, L.P. but the Estles and Antolic did not.  Collectively, Stevenson, the Estles, and Antolic are seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs and they assert vague claims, with virtually no factual allegations in support, for fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty..  Notwithstanding the fact that the Petition is wholly deficient and fails to allege a factual basis for any of the claims asserted, Defendants believe Stevenson's, the Estles’, and Antolic’s claims are meritless, and with respect to many of the Reef programs referred to in the Petition, Defendants believe that the  claims for fraud, particularly if based upon any purported guarantees or projections, are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.   In addition, with respect to all programs in which Stevenson, the Estles, and Antolic invested, they received thorough disclosure documents that disclosed all material facts and risks with respect to participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.   Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend this lawsuit and to seek damages against Stevenson, the Estles, and Antolic based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 15, 2010	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 15, 2010	By:	/s/ Daniel C. Sibley
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