Form 10-K
period 2010-12-31
Reef Global Energy VII, L.P.
filed 2011-03-31
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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

As of March 31, 2011, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VII, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010

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

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States. The Partnership purchased working interests in six developmental prospects upon which it participated in the drilling of twenty-one developmental wells. The Partnership purchased working interests in seven exploratory prospects upon which it participated in the drilling of seven exploratory wells and one developmental well. These prospects are located onshore in Louisiana, New Mexico, Texas, and Wyoming. In 2008, the Partnership completed drilling operations with the capital previously raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership’s limited partnership agreement, (the Partnership Agreement), the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef has also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef formed in 2005, serves as operator of the prospect. RELP serves as operator of three developmental and two exploratory Partnership prospects. RELP operates sixteen successful wells, one of which has been converted to a salt water disposal well, and operates one successful developmental well. In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

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

Drilling and Completion Phase of Operations

On all prospects currently operated by RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus monthly operator fees charged at the competitive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that failed to result in the discovery of commercial quantities of crude oil or natural gas were plugged and abandoned in accordance with applicable regulations.  Three development wells and six exploratory wells in which the Partnership participated in drilling operations were unsuccessful. Nineteen developmental and one exploratory well in which the Partnership participated in drilling operations were successful. The successful exploratory well ceased production during 2007. One of the nineteen successful developmental wells was converted to a salt water disposal well during 2010.

RELP is currently the operator of three developmental and two exploratory prospects, and serves as operator of seventeen successful wells in which the Partnership has a working interest, including the eight wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”. RELP also served as operator for two unsuccessful Partnership wells. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities, were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership drilled nineteen successful developmental wells, including the eight wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”, and one successful exploratory well. The successful exploratory well ceased producing during 2007. RELP currently operates seventeen Partnership wells and third parties operate two Partnership wells.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2010, two marketers and one operator accounted for 20.1%, 35.5%, and 43.5% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, two marketers and one operator accounted for 33.4%, 39.4%, and 26.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2008, two marketers and one operator accounted for 41.7%, 41.4%, and 14.9% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Members of the Organization of Petroleum Exporting Countries (OPEC) establish prices and production quotas for petroleum products from time to time with the intent of affecting the global supply of crude oil and reducing, increasing or maintaining certain price levels.  Reef is unable to predict what effect, if any, such actions will have on the amount of or the prices received for crude oil produced and sold from the Partnership’s wells.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 55.3% of the Partnership’s estimated proved reserves were crude oil reserves and 44.7% were natural gas reserves at December 31, 2010. As a result, the Partnership’s financial results are sensitive to fluctuations in both crude oil and natural gas prices.

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

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which could continue to impact the industry in 2011 and beyond. The economic downturn has had an adverse impact on demand and pricing for crude oil and natural gas. A continuation of the economic downturn could have a further negative impact on crude oil and natural gas prices. The Partnership’s operating cash flows and profitability will be significantly affected by declining crude oil and natural gas prices. Further declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2010 are based upon the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership expended funds in excess of the previously raised capital in connection with the drilling and completion of wells and acquisition of the prospects during the drilling phase of operations. These excess expenditures have been recovered through reductions in Partnership distributions.  The Partnership only has nominal funds available for Partnership purposes until there are revenues from Partnership operations.  Any future requirement for additional funding for drilling will have to come, if at all, from the Partnership’s revenues or from borrowings. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef cannot assure the partners that the Partnership will be able to borrow funds from third parties on commercially reasonable terms or at all.

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

ITEM 1B.                                            UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                     PROPERTIES

Drilling Activities and Productive Wells

Partnership prospects are located onshore in Texas, Louisiana, New Mexico, and Wyoming. The Partnership purchased working interests in six developmental prospects. The Partnership participated in drilling ten successful developmental wells and one unsuccessful developmental well on three developmental prospects located in Glasscock County, Texas, Terrebonne Parish, Louisiana, and Park County, Wyoming. The Partnership participated in drilling two unsuccessful developmental wells on two developmental prospects located in San Patricio and Lavaca County, Texas.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells could not be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As a result, as of December 31, 2008, the eight Sand Dunes wells were classified as unsuccessful, and no crude oil and natural gas reserves for these wells were included in the December 31, 2008 reserve information presented in this Annual Report.

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.   Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, all of the remaining seven Sand Dunes wells have been placed into production as of December 31, 2010. The cost of the well conversion to this Partnership as of December 31, 2010 was approximately $191,152. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There are 2,350 BBL of crude oil and 2,650 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.  As a result, the Sand Dunes wells have been classified as successful as of December 31, 2010.

The Partnership also has interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 and has no plans to conduct any drilling operations on this acreage.

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

Eighteen of the twenty successful wells in which the Partnership participated drilling are currently producing, one has been converted into a salt water disposal well and one ceased production during 2007.

Proved Crude Oil and Natural Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2009 and 2010 is presented consistent with the requirements of the new rule. The new rule does not allow prior-year reserve information to be restated, so all information related to periods prior to December 31, 2009 is presented consistent with prior SEC rules for the estimation of proved reserves. The effect of applying the new definition of reliable technology and other non-price related aspects of the updated rules did not significantly impact 2009 net proved reserve volumes.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2010, 2009, and 2008 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2008	33,393	402,122
Net proved reserves as of December 31, 2009	41,710	188,020
Net proved reserves as of December 31, 2010	47,700	231,180

The standardized measure of discounted future net cash flows as of December 31, 2010 and 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows as of December 31, 2008 is computed by applying year-end prices, costs, and legislated tax rates and a discount factor of 10% to net proved reserves. The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2008	$2,297,832
Standardized measure of discounted future net cash flows as of December 31, 2009	$1,323,360
Standardized measure of discounted future net cash flows as of December 31, 2010	$2,097,800

During the years ended December 31, 2010, 2009, and 2008, the Partnership recorded property impairment costs of proved properties totaling $0, $566,679, and $4,118,218 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2010 and 2009 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2010 and 2009. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

The Partnership used an independent petroleum engineer, Gleason Engineering, of Arlington, Texas, to prepare its December 31, 2008 estimates of net proved crude oil and natural gas reserves.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm,

FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. H. Walt Dunagin, Executive Vice President, Land Manager — Acquisitions and Divestitures for RELP, is the senior executive of RELP primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Dunagin is a Professional Landman with over thirty years of industry experience in oil and gas operations, acquisitions and divestitures. He is an active member of the American Association of Petroleum Landmen (“AAPL”) and the Association of International Petroleum Negotiators (“AIPN”). Any significant reserve changes are approved by Mr. Dunagin and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

ITEM 3.                                                     LEGAL PROCEEDINGS

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set.

ITEM 4.                                                     (Removed and Reserved)

PART II

ITEM 5.                                                     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2010, the Partnership had one managing general partner, and 883 non-Reef investor partners (“investor partners”). Pursuant to the Partnership Agreement of the Partnership, all general partner units held by investor partners were converted into limited partner units during the 3rd quarter of 2008. Reef holds a total of 48.620 general partner units and the investor partners hold 923.784 limited partner units. No established trading market exists for the units.

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

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2010.

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

The Partnership registered a total of 240 units of limited partner interests and 960 units of general partner interests. The aggregate offering amount registered was $30,000,000. During the offering period that terminated on April 28, 2006, the Partnership sold 923.784 units to investor partners, consisting of 182.783 units of limited partner interest and 741.001 units of additional general partner interest. Reef purchased 48.620 general partner units, equaling 5.00% of the total Partnership units sold. The Partnership did not sell the remaining registered units. Total offering proceeds were $24,127,769. Reef also contributes 1% of all leasehold, drilling, and completion costs as incurred. At December 31, 2010, Reef had contributed $202,585 in connection with this obligation.

All units except those purchased by Reef paid a 15% management fee to Reef to pay for the Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership oil and gas operations. The Partnership expended $21,574,409 on the drilling of 29 wells and $137,512 on general and administrative expenses incurred during the initial drilling phase of operations. Expenditures in excess of available capital contributions were deducted from Partnership distributions.

ITEM 6.                                                         SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2010	2009	2008	2007	2006

Revenue	$1,521,877	$1,417,297	$2,861,452	$1,517,970	$—
Interest income	204	1,447	8,577	317,661	691,667
Costs and expenses	(1,153,515)	(1,784,765)	(6,839,025)	(12,187,144)	(1,894,563)
Net income (loss)	368,566	(366,021)	(3,968,996)	(10,351,513)	(1,202,896)

Allocation of net income (loss):
Managing general partner	105,269	29,970	(80,234)	(476,894)	(12,240)
General partner units	—	—	243,801	(7,920,794)	(956,084)
Limited partner units	263,297	(395,991)	(4,132,563)	(1,953,825)	(234,572)
Net income (loss) per managing general partner unit	2,165.13	616.41	(1,650.23)	(9,808.55)	(251.74)
Net income (loss) per general partner unit	—	—	329.01	(10,689.32)	(1,290.26)
Net income (loss) per limited partner unit	285.02	(428.66)	(4,209.61)	(10,689.32)	(1,283.33)

Total assets	1,438,351	1,704,660	2,745,502	8,620,722	21,786,620
Distributions to managing general partner	91,741	7,961	270,190	238,316	45,578
Distributions to investor partners	502,052	43,823	1,478,610	1,304,184	249,422
Distributions per general partner unit	—	—	703.38	1,411.78	270.00
Distributions per limited partner unit	543.47	47.44	1,600.61	1,411.78	270.00
Distributions per managing general partner unit	1,886.89	163.73	5,557.18	4,901.60	937.43

Operating Data
Annual sales volume:
Gas (MCF)	96,722	140,623	131,512	48,301	—
Oil (BBL)	14,268	15,201	16,045	14,032	—

Average sales price:
Gas (per MCF)	$5.02	$4.20	$9.66	$8.59	$—
Oil (per BBL)	$72.63	$54.42	$99.15	$78.60	$—

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

In applying the full cost method at December 31, 2010, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any, for 2010. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2010, 2009 and 2008, the Partnership recognized property impairment expense of proved properties totaling $0, $566,679, and $4,118,218, respectively.

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

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2010, 2009, and 2008, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

The determination of depreciation, depletion and amortization expense recognized in the financial statements is also dependent upon the estimates of proved oil and natural gas reserves and is computed using the units-of-production method based upon this estimate of proved reserves. During the years ended December 31, 2010, 2009, and 2008, the Partnership had depreciation, depletion, and amortization expense totaling $540,316, $606,787, and $1,346,930, respectively.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2010 and 2009.

	2010	2009
Beginning asset retirement obligation	$289,494	$270,772
Additions related to well conversion	6,162	—
Accretion expense	16,448	18,722
Ending asset retirement obligation	$312,104	$289,494

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2010, 2009 and 2008, the Partnership had no material gas imbalance positions.

Recently Adopted Accounting Pronouncements

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

The Partnership does not operate in any other industry segment. The Partnership expended approximately $1,977,000 for the purchase of working interests in six developmental prospects, and expended approximately

$701,000 for the purchase of working interests in seven exploratory prospects. The Partnership has seven prospects in Texas, four in Louisiana, one in Wyoming, and one in New Mexico, all of which are located onshore. The Partnership participated in drilling twenty-two developmental and seven exploratory wells on these prospects during 2006 to 2008. The Partnership participated in drilling nineteen successful developmental wells and three unsuccessful developmental wells. Eighteen of these wells are currently producing, and one has been converted to a salt water disposal well. The Partnership participated in drilling one successful exploratory well and six unsuccessful exploratory wells. The successful exploratory well has ceased production.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Investor partners purchased 741.001 general partner units and 182.783 limited partner units for $23,094,590. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. As of December 31, 2010, Reef has also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership was formed on December 29, 2005, and the last partner was admitted to the Partnership on April 28, 2006.

The Partnership did not borrow additional funds in accordance with limitations set forth in the Partnership Agreement during the drilling phase of operations. The Partnership expended $21,574,409 on the drilling of 29 wells and $137,512 on general and administrative expenses during its initial drilling phase of operations. Expenditures in excess of available capital contributions were deducted from Partnership distributions.

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors on at least a quarterly basis the net cash flow from interest income and crude oil and natural gas sales revenues from successful wells, less operating, general and administrative, and other costs. These funds are not available for drilling activities.

The Partnership had working capital of $265,840 at December 31, 2010. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

Year ended December 31, 2010 compared to Year Ended December 31, 2009

During the year ended December 31, 2010, the Partnership earned net income of $368,566 compared to a net loss of $366,021 incurred during the year ended December 31, 2009.  The change in operating results is due to two primary factors.  First, the Partnership saw significant increases in the 2010 average sales prices for its crude oil and natural gas compared to 2009, as discussed in more detail below. Second, the partnership had impairment of proved properties of $566,679 in during the year ended December 31, 2009, compared to no impairment of proved properties during the year ended December 31, 2010.

Due mainly to rising commodity prices during the year, no impairment of properties was necessary during 2010.  The Partnership’s year-end reserve report utilizes the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs to compute estimated discounted future net cash flows from successful wells. The base year end prices used in the Partnership’s reserve studies were $79.79 per barrel of crude oil and $4.93 per MCF of natural gas at December 31, 2010, compared to $61.08 per barrel of crude oil and $3.83 per MCF of natural gas at December 31, 2009.  The 2010 year-end prices directly affect the estimated economic lives and, therefore, estimated reserves recoverable from Partnership wells. At December 31, 2010, the estimated discounted future net cash flows of the Partnership totaled $2,097,800 compared to $1,323,360 at December 31, 2009.

Overall, sales volumes decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The Partnership has interests in two significant wells, the Rob L RA SUA CL&F #1 (“Gumbo II”) well and the HBR A Big Gas Unit (“HBR A”) well. During the year ended December 31, 2010, the HBR A and Gumbo II wells accounted for 59.2% and 84.5% of the Partnership’s crude oil and natural gas sales volumes, respectively.  During the year ended December 31, 2009, the HBR A and the Gumbo II accounted for 56.9% and 88.5% of the Partnership’s crude oil and natural gas sales volumes, respectively.  The operator of the Gumbo II well slowly increased production volumes from the well during 2010, resulting in increased volumes from this well during the year ended December 31, 2010.  However, production volumes from the HBR A well have declined significantly during the past year.  Production volumes from the HBR A well, net to the Partnership, were 1,257 Bbl and 43,202 MCF during the year ended December 31, 2010 compared to 3,214 Bbl and 95,885 MCF during the year ended December 31, 2009.

While overall sales volumes decreased during the year ended December 31, 2010, sales prices received for the Partnership’s production increased. The average oil price received on a comparative basis increased from $54.42 per barrel of crude oil during the year ended December 31, 2009 to $72.63 per barrel during the year ended December 31, 2010, an increase of 33.5%. Natural gas prices also increased from an average price of $4.20 per Mcf of natural gas produced during the year ended December 31, 2009 to $5.02 per Mcf for the year ended December 31, 2010, an increase of 19.5%. Because of these large increases in average prices for crude oil and natural gas sales, the Partnership’s oil and gas sales revenues rose by $104,580, or 7.4% for the year ended December 31, 2010.

Lease operating expenses increased from $231,022 during the year ended December 31, 2009 to $269,854 during the year ended December 31, 2009, primarily due to timing of accruals related to the Cole Ranch wells.  Production taxes decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009 by $32,877, from $78,288 to $45,411. This was the result of an adjustment received from the operator of the Gumbo II well during the second quarter of 2010. The operator refunded prior production tax payments because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.

General and administrative costs decreased from $283,267 incurred during the year ended December 31, 2009 to $281,486 incurred during the year ended December 31, 2010, primarily due to decreased overhead and direct technical charges from RELP. Since the beginning of the second quarter of 2009, RELP has gradually reduced its total overhead costs by approximately 25%, and as such, the total overhead charged to partnerships has decreased in 2010 from 2009 levels. The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. Overall activity of this Partnership has begun to increase since the Sand Dunes wells began to be placed back on line during the third quarter of 2010, and accordingly, overhead charged by RELP increased during the fourth quarter of 2010 compared to the second quarter.  Despite this increase due to Sand Dunes, total overhead declined overall in 2010 from 2009 levels. The administrative overhead charge to the Partnership decreased from $171,874 for the year ended December 31, 2009 to $169,724 for the year ended December 31, 2010.  This decrease was partially offset by increased legal fees.

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

The Partnership’s year-end reserve report utilizes the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs to compute estimated discounted future net cash flows from successful wells. The base year end prices used in the Partnership’s reserve studies were $61.08 per barrel of crude oil and $3.83 per MCF of natural gas at December 31, 2009, compared to $44.60 per barrel of crude oil and $5.71 per MCF of natural gas at December 31, 2008.  The 2009 year-end prices directly affect the estimated economic lives and, therefore, estimated reserves recoverable from Partnership wells. At December 31, 2009, the estimated discounted future net cash flows of the Partnership totaled $1,323,360 compared to $2,297,832 at December 31, 2008. The Partnership recorded property impairment expense of proved properties totaling $566,482 during the first quarter of 2009, as a result of significant declines in commodity prices during the first part of 2009.  In addition, the Partnership took another impairment of proved properties of $197 during the fourth quarter of 2009 due to changes in performance on one Partnership well.  Production rates declined on this well at a rate greater than previously forecast. The resulting reduction of proved reserves and corresponding decrease in estimated future cash flows caused a reduction of approximately $675,000 in estimated discounted future net cash flows for the Partnership from this well during the fourth quarter.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2010 and 2009, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2010.

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

Assuming the production levels we attained during the year ended December 31, 2010, a 10% change in the price received for our crude oil would have had an approximate $103,600 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $48,600 impact on our natural gas revenues.

ITEM 8.                                                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firm, and the Partnership’s financial statements, related notes, and supplementary data are presented beginning on page F-1.

ITEM 9.                                                     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                                            CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As the managing general partner of the Partnership, Reef maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this Annual Report, as well as to safeguard assets from unauthorized use or disposition. The Partnership, under the supervision and with participation of its management, including the principal executive officer and principal financial and accounting officer of the Partnership’s managing general partner, Reef Oil & Gas Partners, L.P., evaluated the effectiveness of its “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of the end of the period covered by this Annual Report. Based on that evaluation,  the principal executive officer and principal financial and accounting officer of our managing general partner have concluded that the Partnership’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Partnership in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by us in such reports is accumulated and communicated to our management, including the principal executive officer and principal financial and accounting officer of our managing general partner, as appropriate to allow timely decisions regarding financial disclosure.

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Partnership’s registered public accounting firm pursuant to rules of the SEC that permit the Partnership to provide only management’s report in this annual report.

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	54	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
H. Walt Dunagin	53	Executive Vice President and Land Manager of RELP
Daniel C. Sibley	59	Chief Financial Officer and General Counsel of RELP
David M. Tierney	58	Chief Financial Reporting Officer and Treasurer of RELP

Michael J. Mauceli is the Manager and a member of Reef Oil & Gas Partners, GP, LLC, which is the general partner of Reef, as well as the Chief Executive Officer of RELP. Mr. Mauceli has been the principal executive officer of Reef since its formation in February 1999. He has served in this position with RELP since January 2006 and has served in this position with its predecessor entity, OREI, Inc. (OREI) since 1987.  Mr. Mauceli attended the University of Mississippi where he majored in business management and marketing as well as the University of Houston where he received his Commercial Real Estate License. He entered the oil and natural gas business in 1976 when he joined Tenneco Oil & Gas Company.  Mr. Mauceli moved to Dallas in 1979, where he was independently employed by several exploration and development firms in planning exploration and marketing feasibility of privately sponsored drilling programs.

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

David M. Tierney, the Chief Financial Reporting Officer and Treasurer of RELP, has been employed by RELP since January 2006 and was previously with its predecessor entity, OREI, Inc., since March 2001.  Mr. Tierney became Chief Financial Reporting Officer of RELP in March 2010 and Treasurer of RELP in May 2009.  Prior to that, Mr. Tierney served as Chief Accounting Officer — Public Partnerships of RELP starting in July 2008. From 2001 to 2008, Mr. Tierney was the Controller of the Reef Global Energy Ventures and Reef Global Energy Ventures II partnerships.  Mr. Tierney received a Bachelor’s degree from Davidson College in 1974, a Masters of Business Administration from Tulane University in 1976, and is a Texas Certified Public Accountant.  Mr. Tierney has worked in public accounting, and has worked in the oil and gas industry since 1979.  From 1992 through 2000 he served as controller/treasurer of an independent oil and gas exploration company.

On May 29, 2009, Reef SWD 2007-A, L.P. (“Reef SWD 2007-A”), an affiliate of Reef,filed a lawsuit against Ricardo Guevara and certain of his affiliates alleging that Guevara misrepresented and omitted material information in regard to Reef SWD 2007-A’s purchase of four salt water disposal facilities located in Webb and Zapata Counties, Texas for a price of $7.5 million.  The lawsuit, styled Reef SWD 2007-A v. Ricardo Guevara, et al. (Cause No. 09-06828) was filed in the 14th A Judicial District Court of Dallas County, Texas and sought rescission and actual damages, consequential damages, exemplary damages, attorneys’ fees, and costs.  On October 1, 2009, the court entered an order transferring the venue of the case to Zapata County, Texas.  On January 4, 2010, Reef SWD 2007-A non-suited Mr. Guevara and his affiliates and terminated its Texas state court litigation against them.  On January 5, 2010, Reef SWD 2007-A instituted a federal bankruptcy Chapter 11 proceeding in the U.S. Bankruptcy Court for the Northern District of Texas.  As part of that proceeding, Reef SWD 2007-A is asserting claims against Mr. Guevara and his affiliates similar in nature to the claims that were brought in the Texas state courts, as well as certain claims regarding fraudulent conveyances, which can only be brought in bankruptcy court.  On March 30, 2010, Reef SWD 2007-A filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code. Pursuant to those proceedings, Reef SWD 2007-A sold all of its operating assets for approximately $1.3 million dollars. On November 3, 2010, Mr. Guevara et al. filed a counterclaim against Reef SWD 2007-A in the bankruptcy matter, alleging breach of contract for unpaid amounts allegedly due under the note from Reef SWD 2007-A (related to the original, underlying transaction) and tort claims of fraud, negligent misrepresentation, negligence, gross negligence, and breach of fiduciary duty.  On February 23, 2011, the court dismissed with prejudice in part the tort claims asserted by Defendants.  The court gave Defendants until March 15, 2011 to file an amended counterclaim relating to alleged fraud concerning Reef SWD 2007-A’s prior experience with saltwater disposal facilities but no amended counterclaim was filed. The case is presently set for trial during the week of October 17, 2011. Reef SWD 2007-A still intends to vigorously pursue its claims against Mr. Guevara and his affiliates and to defend any remaining counterclaims.

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

Reef is entitled to receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $3,464,188. The Partnership recorded $3,414,188 of this amount as offering costs, and $50,000 as organization costs. Of this amount, $2,689,092 has been paid to Reef to cover actual sales commissions and organization and offering costs and $725,096 has been paid to Reef from net cash flows of the Partnership.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2010, 2009 and 2008, the Partnership reimbursed Reef $11,836, $1,207, and $58,114, respectively, for technical services costs which have been capitalized as project costs, and $179,146, $213,974, and $279,926, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the five prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2010, 2009 and 2008, the Partnership paid operator fees totaling $46,536, $44,473, and $40,879 to RELP. RELP serves as operator for five Partnership prospects upon which seventeen successful and two unsuccessful wells have been drilled.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                              SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2010 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.                                              PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2010	2009
Audit fees	$52,968	$49,745
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

As indicated in Item 10 above, the Partnership does not have any directors or an audit committee.

PART IV

ITEM 15.                                              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. Financial Statements

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

Date: March 31, 2011	REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)	March 31, 2011
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 31, 2011
Daniel C. Sibley

EXHIBIT INDEX

3.1(a)(i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52540, as filed with the SEC on March 30, 2007).

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

* Attached herewith

Reef Global Energy VII, L.P.

Financial Statements

Years Ended December 31, 2010, 2009, and 2008

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VII, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VII, L.P. as of December 31, 2010 and 2009, and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, effective December 31, 2009, the Partnership changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

/S/ BDO USA, LLP

Dallas, Texas
March 31, 2011

Reef Global Energy VII, L.P.

Balance Sheets

December 31,	2010	2009

Assets

Current assets:
Cash and cash equivalents	$63,713	$63,432
Accounts receivable	—	3,471
Accounts receivable from affiliates	214,208	314,397
Total current assets	277,921	381,300

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,819,321 and $20,279,005	1,160,430	1,323,360
Net oil and gas properties	1,160,430	1,323,360

Total assets	$1,438,351	$1,704,660

Liabilities and partnership equity

Current liabilities:
Accounts payable	12,081	5,677
Accounts payable to affiliates	—	70,096
Total current liabilities	12,081	75,773

Long-term liabilities:
Asset retirement obligation	312,104	289,494
Total long-term liabilities	312,104	289,494

Commitments and Contingencies (Note 5)

Partnership equity
Limited partners	966,390	1,205,145
Managing general partner	147,776	134,248
Partnership equity	1,114,166	1,339,393

Total liabilities and partnership equity	$1,438,351	$1,704,660

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Operations

	For the Years Ended December 31,
	2010	2009	2008

Revenues:	$1,521,877	$1,417,297	$2,861,452

Costs and expenses:
Lease operating expenses	269,854	231,022	503,416
Production taxes	45,411	78,288	175,699
Depreciation, depletion and amortization	540,316	606,787	1,346,930
Property impairment	—	566,679	4,290,665
Accretion of asset retirement obligation	16,448	18,722	65,726
General and administrative	281,486	283,267	456,589
Total costs and expenses	1,153,515	1,784,765	6,839,025

Net income (loss) from operations	368,362	(367,468)	(3,977,573)

Interest income	204	1,447	8,577

Net income (loss)	$368,566	$(366,021)	$(3,968,996)

Net income per general partner unit	$—	$—	$329.01
Net income (loss) per limited partner unit	$285.02	$(428.66)	$(4,209.61)
Net income (loss) per managing general partner unit	$2,165.13	$616.41	$(1,650.23)

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2007	741.001	5,624,838	182.783	1,387,493	48.620	453,862	972.404	7,466,193
Partner contributions	—	—	—	—	—	5,361	—	5,361
Partner distributions	—	(521,202)	—	(957,408)	—	(270,190)	—	(1,748,800)
Net income (loss)	—	243,801	—	(4,132,563)	—	(80,234)	—	(3,968,996)
Conversion of general partner units into limited partner units (Note 1)	(741.001)	(5,347,437)	741.001	5,347,437	—	—	—	—
Balance at December 31, 2008	—	$—	923.784	$1,644,959	48.620	$108,799	972.404	$1,753,758

Distribution amount per partnership unit		$703.38		$1,600.61		$5,557.18

Balance at December 31, 2008	—	—	923.784	1,644,959	48.620	108,799	972.404	1,753,758
Partner contributions	—	—	—	—	—	3,440	—	3,440
Partner distributions	—	—	—	(43,823)	—	(7,961)	—	(51,784)
Net income (loss)	—	—	—	(395,991)	—	29,970	—	(366,021)
Balance at December 31, 2009	—	$—	923.784	$1,205,145	48.620	$134,248	972.404	$1,339,393

Distribution amount per partnership unit		$—		$47.44		$163.73

Balance at December 31, 2009	—	—	923.784	1,205,145	48.620	134,248	972.404	1,339,393
Partner distributions	—	—	—	(502,052)	—	(91,741)	—	(593,793)
Net income	—	—	—	263,297	—	105,269	—	368,566
Balance at December 31, 2010	—	$—	923.784	$966,390	48.620	$147,776	972.404	$1,114,166

Distribution amount per partnership unit		$—		$543.47		$1,886.89

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2010	2009	2008
Operating Activities
Net income (loss)	$368,566	$(366,021)	$(3,968,996)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	540,316	606,787	1,346,930
Property impairment	—	566,679	4,290,665
Accretion of asset retirement obligation	16,448	18,722	65,726
Changes in operating assets and liabilities:
Accounts receivable	3,471	(456)	(3,015)
Accounts receivable from affiliates	100,189	(314,397)	—
Accounts payable	6,404	5,140	537
Accounts payable to affiliates	(70,096)	(290,339)	246,646
Net cash provided by operating activities	965,298	226,115	1,978,493

Investing Activities
Property acquisition and development	(371,224)	(198,994)	(732,983)
Net cash used in investing activities	(371,224)	(198,994)	(732,983)

Financing Activities
Partner capital contributions	—	3,440	16,330
Offering costs	—	(360,000)	(330,000)
Partner distributions	(593,793)	(51,784)	(1,748,800)
Net cash used in financing activities	(593,793)	(408,344)	(2,062,470)

Net increase (decrease) in cash and cash equivalents	281	(381,223)	(816,960)
Cash and cash equivalents at beginning of period	63,432	444,655	1,261,615
Cash and cash equivalents at end of period	$63,713	$63,432	$444,655

Non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$—	$22,575
Property additions and asset retirement obligation	$6,162	$—	$79,341
Non-cash financing transactions:
Offering costs included in accounts payable to affiliates	$—	$70,096	$360,000
Offering costs included in non-current accounts payable to affiliates	$—	$—	$70,096

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

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

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner. The Partnership does not operate in any other industry segment.

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

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2010.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners. Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

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

In applying the full cost method at December 31, 2010, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any, for 2010. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2010, 2009 and 2008, the Partnership recognized property impairment expense of proved properties totaling $0, $566,679, and $4,118,218, respectively.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2010 have been prepared and presented in accordance with new SEC rules and accounting standards. These new rules are effective for fiscal years ending on or after December 31, 2009, and require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Estimates of the Partnership’s proved reserves at December 31, 2008 have been prepared and presented using previous SEC rules and accounting standards that required pricing based upon end-of-period commodity prices and costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2010 and 2009.

	2010	2009
Beginning asset retirement obligation	$289,494	$270,772
Additions related to well conversion	6,162	—
Accretion expense	16,448	18,722
Ending asset retirement obligation	$312,104	$289,494

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2010, 2009, and 2008.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2010, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $4.75 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2010.

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and accounts payable approximates their carrying value due to their short-term nature.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

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

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2010, 2009, and 2008 the Partnership incurred technical services and administrative costs totaling $190,982, $215,181, and $338,040, respectively. Of these amounts, $11,836, $1,207, and $58,114 represent technical services costs capitalized as project costs, and $179,146, $213,974, and $279,926 represent administrative costs included as general and administrative expenses.

Reef contributes 1% of all leasehold, drilling, and completion costs when incurred. During the years ended December 31, 2010, 2009, and 2008, this 1% obligation totaled $0, $3,440, and $5,361. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2010 and 2009, RELP owed the partnership $214,208 and $314,397, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.  The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

Accounts payable to affiliates as of December 31, 2010 and 2009 also includes $0 and $70,096, respectively, for the unpaid portion of the 15% management fee due Reef for organization and offering costs, including sales commissions. The management fee is payable in two parts. Reef initially received an amount not to exceed 13.5% to recover actual commissions and organization and offering costs. The remaining portion of the management fee is paid to Reef from the oil and gas cash flows available for partner distributions, at a rate not to exceed $1 million per year. During 2009, the Partnership reimbursed $360,000 of this amount to Reef. The remaining $70,096 was classified as a short term liability to affiliates at December 31, 2009, and the Partnership completed payment of the balance to Reef in February 2010.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2010, 2009, and 2008, the Partnership paid operating overhead fees totaling $46,536, $44,473, and $40,879 to RELP, respectively.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2010, two marketers and one operator accounted for 20.1%, 35.5%, and 43.5% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, two marketers and one operator accounted for 33.4%, 39.4%, and 26.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2008, two marketers and one operator accounted for 41.7%, 41.4%, and 14.9% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

5. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set.  As of December 31, 2010 the Partnership has accrued no amounts related to this litigation.

6. Partnership Equity

Sales of Partnership units began on November 15, 2005. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 40 units. The Partnership was formed on December 29, 2005 and the sale of Partnership units was closed on April 28, 2006. The Partnership raised $23,094,590 from the sale of 923.784 Partnership units to investor partners. Reef purchased 48.620 units (5%) for $1,033,179. Reef also contributes 1% of all leasehold, drilling, and completion costs when incurred, in addition to having paid its pro rata share (4.95%) of the leasehold, drilling, and completion costs paid by the Partnership. In connection with this obligation, Reef has contributed $202,585 to the Partnership at December 31, 2010.

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

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

December 31,	2010	2009	2008

Oil and natural gas properties:
Proved properties	$21,979,751	$21,602,365	$21,403,371
	21,979,751	21,602,365	21,403,371
Less:
Accumulated depreciation, depletion and amortization	(3,569,405)	(3,029,089)	(2,422,302)
Property impairment	(17,249,916)	(17,249,916)	(16,683,237)
Total	$1,160,430	$1,323,360	$2,297,832

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Oil and natural gas properties:
Exploration	$9,200	$59,641	$(134,657)
Development	368,185	137,621	721,946
Total	$377,385	$197,262	$587,289

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2010, 2009, and 2008.

	2010	2009	2008

Oil and gas producing activities:
Oil sales	$1,036,282	$827,273	$1,590,912
Natural gas sales	485,595	590,024	1,270,540
Production expenses	(315,265)	(309,310)	(679,115)
Accretion of asset retirement obligation	(16,448)	(18,722)	(65,726)
Depreciation , depletion and amortization	(540,316)	(606,787)	(1,346,930)
Property impairment expense	—	(566,679)	(4,118,218)
Results of operations from producing activities	$649,847	$(84,201)	$(3,348,537)

Depletion rate per BOE	$17.78	$15.70	$35.48

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2010 and 2009, and by Gleason Engineering as of December 31, 2008.  A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

and operating methods.  At December 31, 2010, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2010, 2009, and 2008.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2007	96,871	755,717	222,824
Revisions of previous estimates	(47,433)	(222,083)	(84,447)
Production	(16,045)	(131,512)	(37,964)
Reserves at December 31, 2008	33,393	402,122	100,413

Revisions of previous estimates	23,517	(73,479)	11,270
Production	(15,200)	(140,623)	(38,637)
Reserves at December 31, 2009	41,710	188,020	73,046

Revisions of previous estimates	20,258	139,882	43,572
Production	(14,268)	(96,722)	(30,388)
Reserves at December 31, 2010	47,700	231,180	86,230

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

For the years ended December 31, 2010 and 2009, future cash inflows are computed by applying the new SEC pricing, which holds constant the unweighted arithmetic average of the first-day-of-the-month prices for crude oil and natural gas over the preceding 12-month period as the price basis for estimating the Partnership’s proved reserves. For the year ended December 31, 2010, calculations were made using average prices of $79.79 per barrel of crude oil and $4.39 per MCF of natural gas. For the year ended December 31, 2009, calculations were made using average prices of $61.08 per barrel of crude oil and $3.83 per MCF of natural gas. For the year ending December 31, 2008, future cash inflows were computed by applying the former SEC pricing rules, which hold constant the end-of-year price for crude oil and natural gas as the price basis for estimating the Partnership’s proved reserves. During 2008, the calculations were made using average prices of $44.60 per barrel of oil and $5.71 per MCF of natural gas.  Prices and costs are held constant for the life of the wells, however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

December 31,	2010	2009	2008
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$4,998,080	$3,245,780	$3,959,364
Future production costs	(2,355,900)	(1,600,550)	(1,217,470)
Future development costs	—	(89,200)	—
Future net cash flows	2,642,180	1,556,030	2,741,894
Effect of discounting net cash flows at 10%	(544,380)	(232,670)	(444,062)
Discounted future net cash flows	$2,097,800	$1,323,360	$2,297,832

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2010	2009	2008
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$1,323,360	$2,297,832	$7,199,362
Extensions and discoveries			—
Net change in sales price, net of production costs	599,658	(240,994)	(1,471,634)
Revisions of quantity estimates	1,060,019	215,897	(1,932,472)
Net changes in estimated future development costs	—	(75,862)	(42,183)
Changes in production timing rates	172,591	(14,031)	(58,566)
Accretion of discount	132,336	229,783	719,936
Sales net of production costs	(1,190,164)	(1,089,265)	(2,116,611)
Net increase (decrease)	774,440	(974,472)	(4,901,530)
Standardized measure at end of year	$2,097,800	$1,323,360	$2,297,832