Form 10-Q
period 2011-03-31
Reef Global Energy VII, L.P.
filed 2011-05-13
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to

Commission File Number: 333-122935-02

REEF GLOBAL ENERGY VII, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-3963203
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

1901 N. Central Expressway, Suite 300
Richardson, Texas	75080-3610
(Address of principal executive offices)	(Zip code)

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

As of May 13, 2011, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$74,610	$63,713
Accounts receivable	28	—
Accounts receivable from affiliates	206,592	214,208
Total current assets	281,230	277,921

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,899,097 and $20,819,321	1,102,096	1,160,430
Net oil and gas properties	1,102,096	1,160,430

Total assets	$1,383,326	$1,438,351

Liabilities and partnership equity

Current liabilities:
Accounts payable	$19,811	$12,081
Total current liabilities	19,811	12,081

Long-term liabilities:
Asset retirement obligation	316,479	312,104
Total long-term liabilities	316,479	312,104

Partnership equity:
Limited partners	902,469	966,390
Managing general partner	144,567	147,776
Partnership equity	1,047,036	1,114,166

Total liabilities and partnership equity	$1,383,326	$1,438,351

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2011	2010

Revenues	$349,566	$439,441

Costs and expenses:
Lease operating expenses	77,406	66,159
Production taxes	23,013	15,541
Depreciation, depletion and amortization	79,776	156,822
Accretion of asset retirement obligation	4,375	3,991
General and administrative	65,179	92,559
Total costs and expenses	249,749	335,072

Income from operations	99,817	104,369

Other income:
Interest income	23	63
Total other income	23	63

Net income	$99,840	$104,432

Net income per limited partner unit	$83.63	$80.51
Net income per managing general partner unit	$464.55	$618.16

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2011	2010

Operating Activities
Net income	$99,840	$104,432
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	79,776	156,822
Accretion of asset retirement obligation	4,375	3,991
Changes in operating assets and liabilities:
Accounts receivable	(28)	3,471
Accounts receivable from affiliates	7,616	137,574
Accounts payable	7,730	(1,444)
Accounts payable to affiliates	—	(70,096)
Net cash provided by operating activities	199,309	334,750

Investing Activities
Property acquisition and development	(21,442)	(57,109)
Net cash used in investing activities	(21,442)	(57,109)

Financing Activities
Partner distributions	(166,970)	(277,010)
Net cash used in financing activities	(166,970)	(277,010)

Net increase in cash and cash equivalents	10,897	631
Cash and cash equivalents at beginning of period	63,713	63,432
Cash and cash equivalents at end of period	$74,610	$64,063

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2011

1. Organization and Basis of Presentation

The financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the three month periods ended March 31, 2011 and the year ended December 31, 2010.

	Three months ended	Year Ended
	March 31, 2011	December 31, 2010
Beginning asset retirement obligation	$312,104	$289,494
Additions related to well conversion	—	6,162
Accretion expense	4,375	16,448
Ending asset retirement obligation	$316,479	$312,104

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2011 and 2010, the Partnership incurred technical services and administrative costs totaling $42,521 and $70,402, respectively. All of these amounts represent administrative costs included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $202,585 in connection with this obligation during the drilling phase of operations. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2011 and December 31, 2010, RELP owed the Partnership $206,592 and $214,208, respectively, for net revenues processed in excess of joint interest and technical and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set.  As of March 31, 2011 the Partnership has accrued no amounts related to this litigation.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three month periods ended March 31, 2011 and 2010 is detailed below:

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$22,586	$464.55
Limited partner units	923.783	77,254	$83.63
Total	972.403	$99,840

For the three months ended March 31, 2010

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$30,055	$618.16
Limited partner units	923.783	74,377	$80.51
Total	972.403	$104,432

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects and participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at March 31, 2011. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership completed its drilling program of participating in the drilling of twenty-nine wells using the original capital raised by the Partnership during the second quarter of 2008. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. Currently, the Partnership has no plans for additional drilling.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, all of the remaining seven Sand Dunes wells have been placed into production as of December 31, 2010. The cost of the well conversion to this Partnership was approximately $191,152. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. There were 2,350 BBL of crude oil and 2,650 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.  As a result, the Sand Dunes wells were classified as successful as of December 31, 2010.

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

The Partnership has working capital of $261,419 at March 31, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended March 31,
	2011	2010
Sales volumes:
Crude oil (Barrels)	3,044	3,687
Natural gas (Mcf)	16,860	27,649

Average sales prices received:
Crude oil (Barrels)	$86.43	$72.58
Natural gas (Mcf)	$5.13	$6.22

The estimated net proved crude oil and natural gas reserves as of March 31, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2011	45,642	211,486
March 31, 2010	41,871	181,100

Three months ended March 31, 2011 compared to the three months ended March 31, 2010

The Partnership had net income of $99,840 for the three month period ended March 31, 2011, compared to net income of $104,432 for the three month period ended March 31, 2010.

Overall, sales volumes declined during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010, primarily due to decreased volumes from the HBR A Big Gas Unit  (“HBR A”). The HBR A well experienced a 75% decline in gas volumes from approximately 14,802 Mcf during the three month period ended March 31, 2010 to approximately 3,648 Mcf during the three month period ended March 31, 2011. Sales volumes from the  two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 2,000 barrels of crude oil and 13,520 Mcf of natural gas, or 65.7% and 80.2% of sales volumes for the three month period ended March 31, 2011, respectively. During the three month period ended March 31, 2010, the Partnership’s share of sales volumes from these two wells totaled 2,134 barrels of crude oil and 23,985 Mcf of natural gas, or 57.9% and 86.7% of the Partnership’s total sales volumes, respectively.

Sales prices for crude oil rose by 19.1%, to an average price of $86.43 for the three month period ended March 31, 2011, compared to an average price of $72.58 for the three month period ended March 31, 2010. Sales prices for natural gas decreased by 17.5%, to an average price of $5.13 per Mcf during the three month period ended March 31, 2011, compared to an average price of $6.22 received for during the three month period ended March 31, 2010. The increase in oil prices was not enough to offset the decline in gas prices or volumes, and total sales revenues decreased by 20.5% for the three month period ended March 31, 2011. The natural decline in production volumes from the wells in which the Partnership owns an interest will lead to continuing declines in sales volumes in future periods.

Lease operating expenses increased from $66,159 during the three month period ended March 31, 2010 to $77,406 during the three month period ended March 31, 2011, primarily due to increased marketing and gathering expenses as well as repairs and maintenance expenses.  In addition, operating costs increased slightly during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 as a result of returning the Sand Dunes wells to production. Production taxes increased during the three month period ended March 31, 2011 compared to the three month period ended March 31, 2010 due to the timing of an adjustment received from the operator of the Gumbo II well.  The operator stopped charging severance taxes during the first quarter of 2010, and ultimately refunded prior production tax payments, because the well obtained a severance tax exemption from the state of Louisiana for the period from inception through February 2010.  This was a one time tax adjustment.

The Partnership incurred $79,776 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2011 compared to $156,822 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2010.  This decrease is primarily due to the combination of declining production and rising oil prices between the comparative periods.

General and administrative costs decreased from $92,559 incurred during the three month period ended March 31, 2010 to $65,179 incurred during the three month period ended March 31, 2011, primarily due to decreased overhead charges from RELP.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $62,627 for the three month period ended March 31, 2010 to $35,503 for the three month period ended March 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VI, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set. As of March 31, 2011, the Partnership has accrued no amounts related to this litigation.

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

REEF GLOBAL ENERGY VII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	May13, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	May 13, 2011	By:	/s/ Daniel C. Sibley
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