Form 10-Q
period 2011-06-30
Reef Global Energy VII, L.P.
filed 2011-08-11
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

As of August 10, 2011, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$78,649	$63,713
Accounts receivable from affiliates	205,013	214,208
Total current assets	283,662	277,921

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $20,971,468 and $20,819,321	1,041,038	1,160,430
Net oil and gas properties	1,041,038	1,160,430

Total assets	$1,324,700	$1,438,351

Liabilities and partnership equity

Current liabilities:
Accounts payable	$6,316	$12,081
Total current liabilities	6,316	12,081

Long-term liabilities:
Asset retirement obligation	320,930	312,104
Total long-term liabilities	320,930	312,104

Partnership equity:
Limited partners	854,047	966,390
Managing general partner	143,407	147,776
Partnership equity	997,454	1,114,166

Total liabilities and partnership equity	$1,324,700	$1,438,351

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010

Oil, gas and NGL sales	$384,798	$341,646	$734,364	$781,087

Costs and expenses:
Lease operating expenses	78,720	46,566	156,126	112,725
Production taxes	30,008	(21,039)	53,021	(5,498)
Depreciation, depletion and amortization	72,371	139,479	152,147	296,301
Accretion of asset retirement obligation	4,451	4,053	8,826	8,044
General and administrative	74,414	74,172	139,593	166,731
Total costs and expenses	259,964	243,231	509,713	578,303

Income from operations	124,834	98,415	224,651	202,784

Other income:
Interest income	22	62	45	125
Total other income	22	62	45	125

Net income	$124,856	$98,477	$224,696	$202,909

Net income per limited partner unit	$107.24	$76.63	$190.87	$157.14
Net income per managing general partner unit	$530.45	$569.50	$994.99	$1,187.66

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2011	2010

Cash flows from operating activities
Net income	$224,696	$202,909
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	152,147	296,301
Accretion of asset retirement obligation	8,826	8,044
Changes in operating assets and liabilities:
Accounts receivable	—	3,471
Accounts receivable from affiliates	9,195	236,077
Accounts payable	—	(1,017)
Accounts payable to affiliates	(5,765)	(70,096)
Net cash provided by operating activities	389,099	675,689

Cash flows from investing activities
Property acquisition and development	(32,755)	(204,939)
Net cash used in investing activities	(32,755)	(204,939)

Cash flows from financing activities
Partner distributions	(341,408)	(470,536)
Net cash used in financing activities	(341,408)	(470,536)

Net increase in cash and cash equivalents	14,936	214
Cash and cash equivalents at beginning of period	63,713	63,432
Cash and cash equivalents at end of period	$78,649	$63,646

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2011

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2011 and the year ended December 31, 2010.

	Six months ended	Year Ended
	June 30, 2011	December 31, 2010
Beginning asset retirement obligation	$312,104	$289,494
Additions related to well conversion	—	6,162
Accretion expense	8,826	16,448
Ending asset retirement obligation	$320,930	$312,104

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2011, the Partnership incurred administrative costs totaling $36,339 and $78,859, respectively.  The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2011. During the three and six month periods ended June 30, 2010, the Partnership incurred technical services costs of $2,401 and $2,401, respectively, and administrative costs of $33,274 and $106,078, respectively.  Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred during the drilling and completion phases of Partnership operations. Reef contributed $202,585 in connection with this obligation. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2011 and December 31, 2010, RELP owed the Partnership $205,013 and $214,208, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set.  As of June 30, 2011 the Partnership has accrued no amounts related to this litigation.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and six month periods ended June 30, 2011 is detailed below:

For the three months ended June 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$25,790	$530.45
Limited partner units	923.783	99,066	$107.24
Total	972.403	$124,856

For the six months ended June 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$48,377	$994.99
Limited partner units	923.783	176,319	$190.87
Total	972.403	$224,696

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects and participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. All ten successful wells are productive at June 30, 2011. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

The Partnership participated in the drilling of eight developmental wells on the Sand Dunes prospect located in Eddy County, New Mexico during the fourth quarter of 2007 and the first quarter of 2008. Initial testing confirmed the presence of crude oil and natural gas in all eight wells. However, the field was temporarily shut-in because of the lack of electric service and because of the high cost of trucking offsite the salt water volumes associated with the production of the crude oil and natural gas from the wells. Electrical service to the eight Sand Dunes wells was connected in September 2008. Based upon initial testing, larger bottom hole pumps were placed below the well perforations in three of the wells and testing was resumed in late September 2008 to determine the three wells’ commercial productivity. Water continued to be trucked offsite, and RELP applied for and received a permit which would allow for the conversion of one of the existing eight Sand Dunes wells into a water disposal well. RELP also explored the possibility of drilling a ninth well as a salt water disposal well for the field. Testing results on two of the three wells were positive, and salt water production volumes declined as a result of pumping off the wells using the larger bottom hole pumps. However, the price of crude oil also declined at a rapid rate while testing was being conducted. In late December 2008, two of the three testing wells were shut-in again. Crude oil prices continued declining to a level below $40 per barrel. In February 2009, following a mechanical failure in the third testing well, RELP, as operator, shut-in the field. The eight wells could not be commercially productive without efficient salt water disposal capabilities, and none of the options regarding salt water disposal were economically viable at first quarter 2009 commodity prices. As of December 31, 2008, the eight Sand Dunes wells were considered temporarily non-commercial until the conversion of one of the eight wells into a salt water disposal well was completed and commodity prices recovered.

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, all of the remaining seven Sand Dunes wells were placed into production as of December 31, 2010. The cost of the well conversion to this Partnership was approximately $191,152. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. As of December 31, 2010, there were 2,350 BBL of crude oil and 2,650 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.

As of June 30, 2011, four of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on one shut-in well and it was returned to production during the third quarter of 2011.  Reef continues to evaluate the remaining three shut-in wells.

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

The Partnership has working capital of $277,346 at June 30, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated. Equivalent barrels of oil (“EBO”) are computed by converting 6 Mcf of natural gas to 1 barrel of crude oil.

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Sales volumes:
Crude oil (Barrels)	3,099	3,270	6,143	6,957
Natural gas (Mcf)	12,262	24,959	29,122	52,608

Average sales prices received:
Crude oil (Barrels)	$100.77	$71.84	$93.66	$72.23
Natural gas (Mcf)	$5.92	$4.28	$5.46	$5.30

The estimated net proved crude oil and natural gas reserves as of June 30, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2011	42,539	188,743
June 30, 2010	40,682	163,620

Three months ended June 30, 2011 compared to the three months ended June 30, 2010

The Partnership had net income of $124,856 for the three month period ended June 30, 2011, compared to net income of $98,477 for the three month period ended June 30, 2010. Higher sales prices and lower depreciation, depletion, and amortization expense were the primary causes of the increase in net income.

Sales volumes declined during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010, primarily due to a natural decline in production volumes from the HBR A Big Gas well (“HBR A”). The HBR A well experienced an 85.9% decline in gas volumes from approximately 12,069 Mcf during the three month period ended June 30, 2010 to approximately 1,707 Mcf during the three month period ended June 30, 2011. Sales volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 1,934 barrels of crude oil and 9,266 Mcf of natural gas, or 62.4% and 75.6% of sales volumes for the three month period ended June 30, 2011, respectively. During the three month period ended June 30, 2010, the Partnership’s share of sales volumes from these two wells totaled 1,954 barrels of crude oil and 21,589 Mcf of natural gas, or 59.8% and 86.5% of the Partnership’s total sales volumes, respectively.  The natural decline in production volumes from the wells in which the Partnership owns an interest will lead to continuing declines in sales volumes in future periods. The current estimated reserve life of the HBR A well is estimated to be approximately 30 months using current prices and costs.

Sales prices for crude oil rose by 40.3%, to an average price of $100.77 per Bbl for the three month period ended June 30, 2011, compared to an average price of $71.84 for the three month period ended June 30, 2010. Sales prices for natural gas increased by 38.3%, to an average price of $5.92 per Mcf during the three month period ended June 30, 2011, compared to an average price of $4.28 received for during the three month period ended June 30, 2010. As a result, sales revenues increased by approximately $43,000, or 12.6% on a comparative basis, despite the decline in sales volumes.

Lease operating expenses increased from $46,566 during the three month period ended June 30, 2010 to $78,720 during the three month period ended June 30, 2011, primarily due to increased salt water disposal costs, direct labor costs, and workover expenses on the eight Cole Ranch wells.  In addition, operating costs also increased as a result of returning the Sand Dunes wells to production during the third and fourth quarters of 2010.

Production taxes increased during the three month period ended June 30, 2011 compared to the three month period ended June 30, 2010 due to the timing of an adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010.

The Partnership incurred $72,371 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2011 compared to $139,749 of depletion, depreciation, and amortization expense during the three month period ended June 30, 2010.  This decrease is primarily due to the combination of declining production and rising oil prices between the comparative periods.

General and administrative costs increased slightly from $74,172 incurred during the three month period ended June 30, 2010 to $74,414 incurred during the three month period ended June 30, 2011.  Increased professional fees were offset by decreased legal fees and overhead charges from RELP.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $33,745 for the three month period ended June 30, 2010 to $32,987 for the three month period ended June 30, 2011.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

The Partnership had net income of $224,696 for the six month period ended June 30, 2011, compared to net income of $202,909 for the six month period ended June 30, 2010. Lower depletion, depreciation, and amortization expenses offset a decline in sales revenues and increases in lease operating and production tax expenses.

Sales volumes declined during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010, primarily due to decreased volumes from the HBR A Big Gas Unit (“HBR A”). The HBR A well experienced an 80.1% decline in gas volumes from approximately 26,871 Mcf during the six month period ended June 30, 2010 to approximately 5,356 Mcf during the six month period ended June 30, 2011. Sales volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 3,934 barrels of crude oil and 22,786 Mcf of natural gas, or 64.0% and 78.2% of sales volumes for the six month period ended June 30, 2011, respectively. During the six month period ended June 30, 2010, the

Partnership’s share of sales volumes from these two wells totaled 4,088 barrels of crude oil and 45,574 Mcf of natural gas, or 58.8% and 86.6% of the Partnership’s total sales volumes, respectively.  Because the Partnership has completed its drilling program and is currently just producing its reserves, it is expected that natural declines in production from existing Partnership wells will continue to result in quarterly declines in sales volumes. The current estimated reserve life of the HBR A well is estimated to be approximately 30 months using current prices and costs.

Sales prices for crude oil rose by 29.7%, to an average price of $93.66 per Bbl for the six month period ended June 30, 2011, compared to an average price of $72.23 for the six month period ended June 30, 2010. Sales prices for natural gas increased by 3.0%, to an average price of $5.46 per Mcf during the six month period ended June 30, 2011, compared to an average price of $5.30 received for during the six month period ended June 30, 2010. The increase in prices was not enough to offset the decline in volumes, and total sales revenues decreased by 6.0% for the six month period ended June 30, 2011. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Oil prices have subsequently moved downward from the high point achieved during the second quarter of 2011.

Lease operating expenses increased from $112,725 during the six month period ended June 30, 2010 to $156,126 during the six month period ended June 30, 2011, primarily due to increased repairs and maintenance and workover expenses on the eight Cole Ranch wells, and increased marketing and gathering expenses on the Gumbo II well.  In addition, operating costs also increased as a result of returning the Sand Dunes wells to production during the third and fourth quarters of 2010.

Production taxes increased during the six month period ended June 30, 2011 compared to the six month period ended June 30, 2010 due to a one time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the six month period ended June 30, 2010.

The Partnership incurred $152,147 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2011 compared to $296,301 of depletion, depreciation, and amortization expense during the six month period ended June 30, 2010.  This decrease is primarily due to the combination of declining production and rising oil prices between the comparative periods.

General and administrative costs decreased from $166,731 incurred during the six month period ended June 30, 2010 to $139,593 incurred during the six month period ended June 30, 2011, primarily due to decreased overhead charges from RELP.  The allocation of RELP’s overhead to partnerships is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $96,372 for the six month period ended June 30, 2010 to $68,490 for the six month period ended June 30, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set. As of June 30, 2011, the Partnership has accrued no amounts related to this litigation.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REEF GLOBAL ENERGY VII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	August 11, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 11, 2011	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer and General Counsel of
Reef Exploration, L.P.
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document