Form 10-Q
period 2011-09-30
Reef Global Energy VII, L.P.
filed 2011-11-10
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

As of November 10, 2011, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2011	2010
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$131,988	$63,713
Accounts receivable from affiliates	194,979	214,208
Total current assets	326,967	277,921

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,674,988 and $20,819,321	570,764	1,160,430
Net oil and gas properties	570,764	1,160,430

Total assets	$897,731	$1,438,351

Liabilities and partnership equity

Current liabilities:
Accounts payable	$59,632	$12,081
Total current liabilities	59,632	12,081

Long-term liabilities:
Asset retirement obligation	117,580	312,104
Total long-term liabilities	117,580	312,104

Partnership equity:
Limited partners	579,064	966,390
Managing general partner	141,455	147,776
Partnership equity	720,519	1,114,166

Total liabilities and partnership equity	$897,731	$1,438,351

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010

Oil, gas and NGL sales	$294,047	$357,456	$1,028,411	$1,138,543

Costs and expenses:
Lease operating expenses	60,907	99,776	217,033	212,501
Production taxes	18,913	24,971	71,934	19,473
Depreciation, depletion and amortization	90,455	145,983	242,602	442,284
Accretion of asset retirement obligation	1,676	4,126	10,502	12,170
General and administrative	46,372	45,067	185,965	211,798
Gain on sale of oil and gas properties	(4,262,418)	—	(4,262,418)	—
Total costs and expenses	(4,044,095)	319,923	(3,534,382)	898,226

Income from operations	4,338,142	37,533	4,562,793	240,317

Other income:
Interest income	22	46	67	171
Total other income	22	46	67	171

Net income	$4,338,164	$37,579	$4,562,860	$240,488

Net income per limited partner unit	$3,926.33	$20.18	$4,117.20	$177.32
Net income per managing general partner unit	$14,625.30	$389.43	$15,620.28	$1,577.09

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2011	2010

Cash flows from operating activities
Net income	$4,562,860	$240,488
Adjustments to reconcile net income to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	242,602	442,284
Accretion of asset retirement obligation	10,502	12,170
Gain on sale of oil and gas properties	(4,262,418)	—
Changes in operating assets and liabilities:
Accounts receivable	—	3,471
Accounts receivable from affiliates	19,229	259,204
Accounts payable	47,551	(4,501)
Accounts payable to affiliates	—	(140,041)
Net cash provided by operating activities	620,326	813,075

Cash flows from investing activities
Proceeds from sale of oil and gas properties	4,437,795	—
Property acquisition and development	(33,339)	(254,695)
Net cash provided by (used in) investing activities	4,404,456	(254,695)

Cash flows from financing activities
Partner distributions	(4,956,507)	(558,370)
Net cash used in financing activities	(4,956,507)	(558,370)

Net increase in cash and cash equivalents	68,275	10
Cash and cash equivalents at beginning of period	63,713	63,432
Cash and cash equivalents at end of period	$131,988	$63,442

Supplemental disclosure of non-cash investing transactions
Property additions included in accounts payable to affiliates	$—	$(69,945)
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$205,026	$—

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2011

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2011. Therefore, please read these condensed financial statements and notes to condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the period ended December 31, 2010 (the “Annual Report”).

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.  During the three and nine month periods ended September 30, 2011, the Partnership recognized gain of $4,262,418  related to the Partnership’s sale and disposition of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”).

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2011 and December 31, 2010 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2011 and the year ended December 31, 2010.

	Nine months ended	Year Ended
	September 30, 2011	December 31, 2010
Beginning asset retirement obligation	$312,104	$289,494
Additions related to well conversion	—	6,162
Accretion expense	10,502	16,448
Retirement related to sale of proved properties	(205,026)	—
Ending asset retirement obligation	$117,580	$312,104

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2011, the Partnership incurred administrative costs totaling $24,579 and $103,439, respectively.  The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2011. During the three and nine month periods ended September 30, 2010, the Partnership incurred technical services costs of $5,443 and $7,844, respectively, and administrative costs of $32,801 and $136,477, respectively.  Technical services costs are capitalized as project costs on the condensed balance sheets. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

Reef contributed 1% of all leasehold, drilling and completion costs when incurred during the drilling and completion phase of Partnership operations. Reef contributed $202,585 in connection with this obligation. Reef also purchased 5% of the Partnership units and paid 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2011 and December 31, 2010, RELP owed the Partnership $194,979 and $214,208, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $9,970 and $8,620, respectively, during the nine months ended September 30, 2011 and the year ended December 31, 2010 pertaining to the lawsuit described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set.  The case has been stayed pending an arbitration by one of the plaintiffs against an unaffiliated broker-dealer.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $9,970 and $8,620, respectively, during the nine months ended September 30, 2011 and the year ended December 31, 2010.

5. Partnership Equity

Information regarding the number of units outstanding and the net income per type of Partnership unit for the three and nine month periods ended September 30, 2011 is detailed below:

For the three months ended September 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$711,082	$14,625.30
Limited partner units	923.783	3,627,082	$3,926.33
Total	972.403	$4,338,164

For the nine months ended September 30, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$759,458	$15,620.28
Limited partner units	923.783	3,803,402	$4,117.20
Total	972.403	$4,562,860

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in five developmental prospects and participated in the drilling of ten successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership sold its interest in the eight Cole Ranch wells during the third quarter (see below) and has two successful wells that are productive at September 30, 2011. The Partnership purchased a working interest in the Sand Dunes developmental prospect in Eddy County, New Mexico, and has participated in the drilling of eight developmental wells on this prospect (see below). The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

As of September 30, 2011, two of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on one shut-in well and it has been returned to production during the fourth quarter of 2011.  Repair and maintenance work to return the remaining shut-in well to production has been approved during the fourth quarter of 2011.  To date, performance of the Sand Dunes wells has fallen short of Reef’s expectations, due to lower production volumes and higher repair and maintenance costs than were originally anticipated.  While the wells have only been on line for a short time, Reef does not believe they will achieve the level of production originally forecast when considering the conversion of the new salt water disposal well.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement (“Agreement”) between the Partnership, Reef Exploration, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers (collectively, the “Sellers”), and with Energen Resources Corporation (“Energen”) as buyer.  The Agreement included the sale of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”) for an aggregate purchase price to the Sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale effective July 1, 2011.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership expended $21,574,409 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-nine wells and expended $137,512 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of available Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at his time; however, additional drilling activity is permitted on the Partnership prospects. Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $267,335 at September 30, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Sales volumes:
Crude oil (Barrels)	2,861	3,414	9,003	10,370
Natural gas (Mcf)	11,746	23,707	40,868	76,316

Average sales prices received:
Crude oil (Barrels)	$84.04	$70.13	$90.60	$71.54
Natural gas (Mcf)	$4.57	$4.98	$5.20	$5.20

The estimated net proved crude oil and natural gas reserves as of September 30, 2011 and 2010 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2011	7,847	92,885
September 30, 2010	38,607	146,678

Three months ended September 30, 2011 compared to the three months ended September 30, 2010

The Partnership had net income of $4,338,164 for the three month period ended September 30, 2011, compared to net income of $37,579 for the three month period ended September 30, 2010. Gain on the sale of the Cole Ranch properties was the primary cause of the increase in net income.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch Properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,262,418 during the three month period ended September 30, 2011.  In addition, revenues and lease operating expenses for these properties decreased during the period due to the sale.

Partnership oil and gas sales volumes are declining due to natural production declines from existing Partnership wells, the sale of its eight producing Cole Ranch wells during the third quarter of 2011, and the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity.  The HBR A well experienced a 76.5% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 10,563 Mcf during the three month period ended September 30, 2010 to approximately 2,478 Mcf during the three month period ended September 30, 2011. The Partnership’s share of sales volumes from the  two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 1,788 barrels of crude oil and 10,933 Mcf of natural gas, or 62.5% and 93.1% of sales volumes for the three month period ended September 30, 2011, respectively. During the three month period ended September 30, 2010, the Partnership’s share of sales volumes from these two wells totaled 2,242 barrels of crude oil and 19,911 Mcf of natural gas, or 65.7% and 84.0% of the Partnership’s total sales volumes, respectively.  In addition, sales volumes from the eight Cole Ranch wells declined due to the sale of the Partnership’s interests in these wells as of August 24, 2011. The eight Cole Ranch wells provided approximately 34.1% of the Partnership’s oil volumes and 20.5% of the Partnership’s gas volumes during the first half of 2011. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch wells will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 51 and 27 months, respectively, using current prices and costs.

Sales prices for crude oil rose by 19.8%, to an average price of $84.04 per Bbl for the three month period ended September 30, 2011, compared to an average price of $70.13 for the three month period ended September 30, 2010. Sales prices for natural gas decreased by 8.2%, to an average price of $4.57 per Mcf during the three month period ended September 30, 2011, compared to an average price of $4.98 received for during the three month period ended September 30, 2010. As a result of the decreased sales volumes, sales revenues decreased by approximately $63,400, or 17.7% on a comparative basis, despite the increase in average oil sales prices. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages.

Lease operating expenses decreased from $99,776 during the three month period ended September 30, 2010 to $60,907 during the three month period ended September 30, 2011, primarily due to the sale of the Partnership’s interest in the eight Cole Ranch wells.  Operating costs of the Partnership’s Sand Dunes wells increased slightly during the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010 because the converted Sand Dunes salt water disposal well, which was completed during August 2010, allowed seven Sand Dunes wells to return to producing status during the third and fourth quarters of 2010.

The Partnership incurred $90,455 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2011 compared to $145,983 of depletion, depreciation, and amortization expense during the three month period ended September 30, 2010.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs increased from $45,067 incurred during the three month period ended September 30, 2010 to $46,372 incurred during the three month period ended September 30, 2011.  Increased legal and professional fees were offset by decreased overhead charges from RELP.  The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $32,657 for the three month period ended September 30, 2010 to $20,718 for the three month period ended September 30, 2011.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

The Partnership had net income of $4,562,860 for the nine month period ended September 30, 2011, compared to net income of $240,488 for the nine month period ended September 30, 2010. Gain on the sale of the Cole Ranch properties was the primary cause of the increase in net income.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch Properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,262,418 during the nine month period ended September 30, 2011.  In addition, revenues and lease operating expenses for these properties decreased during the period due to the sale.

Partnership oil and gas sales volumes are declining due to natural production declines from existing Partnership wells, the sale of the eight Cole Ranch wells during the third quarter of 2011, and the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. The HBR A well experienced a 79.1% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 37,434 Mcf during the nine month period ended September 30, 2010 to approximately 7,834 Mcf during the nine month period ended September 30, 2011. The Partnership’s share of sales volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A, totaled 5,722 barrels of crude oil and 33,720 Mcf of natural gas, or 63.6% and 82.5% of sales volumes for the nine month period ended September 30, 2011, respectively. During the nine month period ended September 30, 2010, the Partnership’s share of sales volumes from these two wells totaled 6,330 barrels of crude oil and 65,485 Mcf of natural gas, or 61.0% and 85.8% of the Partnership’s total sales volumes, respectively.  In addition, sales volumes from the eight Cole Ranch wells declined due to the sale of the Partnership’s interests in these wells as of August 24, 2011. The eight Cole Ranch wells provided approximately 34.1% of the Partnership’s oil volumes and 20.5% of the Partnership’s gas volumes during the first half of 2011. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch wells will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 51 and 27 months, respectively, using current prices and costs.

Sales prices for crude oil rose by 26.6%, to an average price of $90.60 per Bbl for the nine month period ended September 30, 2011, compared to an average price of $71.54 for the nine month period ended September 30, 2010. Sales prices for natural gas remained consistent at an average price of $5.20 per Mcf. As a result of the decreased sales volumes, sales revenues decreased by approximately $110,100, or 9.7% on a comparative basis, despite the increase in average oil sales prices. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. There has been a drop in prices for both crude oil and natural gas during the third quarter, and fourth quarter average sales prices for both crude oil and natural gas are expected to be below the third quarter averages.

Lease operating expenses increased from $212,501 during the nine month period ended September 30, 2010 to $217,033 during the nine month period ended September 30, 2011.  Decreased expenses related to the sale of the Partnership’s interest in the eight Cole Ranch wells were offset by increased marketing and gathering expenses on the Gumbo II well.  In addition, operating costs also increased as a result of returning seven Sand Dunes wells to production during the third and fourth quarters of 2010, following conversion of one of the Sand Dunes wells to a salt water disposal well that began disposal operations in August 2010.

Production taxes increased during the nine month period ended September 30, 2011 compared to the nine month period ended September 30, 2010 due to a one time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a large severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010, and skewed the production tax expense shown for the nine month period ended September 30, 2010.

The Partnership incurred $242,602 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2011 compared to $442,284 of depletion, depreciation, and amortization expense during the nine month period ended September 30, 2010.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $211,798 incurred during the nine month period ended September 30, 2010 to $185,965 incurred during the nine month period ended September 30, 2011, primarily due to decreased overhead charges from RELP.  The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $129,029 for the nine month period ended September 30, 2010 to $89,208 for the nine month period ended September 30, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others.  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Second Amended Petition, plaintiffs seek an undisclosed, unspecified amount of damages. Plaintiffs assert claims of fraud, rescission under the Texas Securities Act, control person liability under the Texas Securities Act, and breach of fiduciary duty. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the petition, defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs. In addition, with respect to all Reef programs in which plaintiffs participated, each plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. As of this time, no substantive discovery has been conducted, and no trial date has been set. The case has been stayed pending an arbitration by one of the plaintiffs against an unaffiliated broker-dealer.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $9,970 and $8,620, respectively, during the nine months ended September 30, 2011 and the year ended December 31, 2010.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 10, 2011	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 10, 2011	By:	/s/ Daniel C. Sibley
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