Form 10-K
period 2011-12-31
Reef Global Energy VII, L.P.
filed 2012-03-27
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

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

(972) 437-6792

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

As of March 27, 2012, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VII, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011

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

The Partnership was formed to drill, complete and own working interests in oil and gas wells located onshore in the continental United States. The Partnership purchased working interests in six developmental prospects upon which it participated in the drilling of twenty-one developmental wells. The Partnership purchased working interests in seven exploratory prospects upon which it participated in the drilling of seven exploratory wells and one developmental well. These prospects are located onshore in Louisiana, New Mexico, Texas, and Wyoming. In 2008, the Partnership completed drilling operations with the capital raised by the Partnership. The Partnership will not purchase additional prospects. In accordance with the Partnership’s limited partnership agreement, (the Partnership Agreement), the Partnership may conduct additional drilling operations to fully develop those prospects already owned by the Partnership.

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef has also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef formed in 2005, serves as operator of the prospect. RELP serves as operator of two developmental and two exploratory Partnership prospects. RELP operates nine successful developmental wells, one of which has been converted to a salt water disposal well. In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

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

RELP is currently the operator of two developmental and two exploratory prospects, and serves as operator of nine successful developmental wells in which the Partnership has a working interest, including the eight wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”. RELP also served as operator for two unsuccessful Partnership wells. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities, were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in the drilling of nineteen successful developmental wells, including the eight wells located on the Sand Dunes prospect discussed in more detail in “Item 2 — Properties”, and one successful exploratory well. The successful exploratory well ceased producing during 2007. RELP currently operates nine Partnership wells and third parties operate two Partnership wells.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement among the Partnership, Reef Exploration, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers, and with Energen Resources Corporation (“Energen”) as buyer.  This agreement includes the sale of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”) for an aggregate purchase price to the selling parties of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale whereby Energen received all economic interests in the Cole Ranch Properties as if those properties had been transferred to Energen on July 1, 2011.  Prior to the sale, RELP had served as the operator of eight successful developmental wells located on the Cole Ranch Properties.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2011, one marketer and one operator accounted for 27.5% and 63.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2010, two marketers and one operator accounted for 20.1%, 35.5%, and 43.5% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, two marketers and one operator accounted for 33.4%, 39.4%, and 26.9% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Competition

There are thousands of oil and gas companies in the United States.  Competition is strong among persons and entities involved in the exploration for and production of crude oil and natural gas.  Reef expects the Partnership to encounter strong competition at every phase of business.  The Partnership competes with entities having financial resources and staffs substantially larger than those available to it.

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

The Partnership does not intend, and is not expected, to continue as a going concern.

The original business plan for the Partnership was to use its initial capital to purchase working interests in oil and gas prospects, participate in the drilling of oil and gas wells on those prospects, retain ownership of successful wells until they were either sold or ceased operations, and distribute all operating cash flows and sales proceeds to the investor partners. It was not expected that operating revenues would be reinvested in the business other than such funds as would be necessary to maintain operation of the original wells drilled by the Partnership.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (eight productive wells). As a result of this sale, the Partnership has two significant producing properties that are expected to account for over 90% of future Partnership revenues. These two properties have estimated economic reserve lives of 1.14 and 5.83 years, respectively, utilizing current prices, costs, and projected production volumes at December 31, 2011. The

Partnership distributed the Cole Ranch sales proceeds to investors, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2011, and by actual production volumes from the Partnership’s most significant wells. While management anticipates that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses.  Our independent registered public accounting firm’s opinion on our 2011 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 30.5% of the Partnership’s estimated proved reserves were crude oil reserves and 69.5% were natural gas reserves at December 31, 2011. As a result, the Partnership’s financial results are sensitive to fluctuations in both crude oil and natural gas prices.

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

A global economic downturn could have a material adverse impact on our financial position, results of operations and cash flows.

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which had an adverse impact on demand and pricing for crude oil and natural gas. Another downturn similar to that experienced in 2008 and 2009 could lead to a similar negative impact on crude oil and natural gas prices or reduced demand for crude oil and natural gas that could have a significant impact on the Partnership’s operating cash flows and profitability. Declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2011 are based upon the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership may incur liabilities for liens against its subcontractors.

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

Beginning with March 2009, oil prices increased from levels below $40 per barrel to between $60 and $70 per barrel by the third quarter of 2009. As a result of this increase in prices, in October 2009, Reef approved the conversion of one of the eight wells on the Sand Dunes development prospect located in Eddy County, New Mexico to a salt water disposal well. The conversion work on the well began in March 2010 and was completed during April 2010.  Upon completion of the disposal facilities, the new disposal well became operational during August 2010. Based on the disposal capacity of the converted well, the remaining seven Sand Dunes wells were placed into production as of December 31, 2010. The cost of the well conversion to this Partnership as of December 31, 2010 was approximately $191,152. This cost was paid for by the Partnership by retaining a portion of the funds normally paid out in distributions to the partners. At December 31, 2010, there were 2,350 BBL of crude oil and 2,650 Mcf of natural gas reserves net to the Partnership’s interest for the wells placed on full time production during 2010.  As a result, the Sand Dunes wells were classified as successful as of December 31, 2010.

As of December 31, 2011, three of the Sand Dunes wells were shut-in.  Repair and maintenance work was performed on two of the shut-in wells, and they have been returned to production during the first quarter of 2012.  To date, performance of the Sand Dunes wells has fallen short of Reef’s expectations, due to lower production volumes and higher repair and maintenance costs than were originally anticipated.  Reef does not believe the Sand Dunes wells will achieve the level of production originally forecast when considering the conversion of the salt water disposal well.  At December 31, 2011, there were 300 BBL of crude oil and 550 Mcf of natural gas reserves net to the Partnership’s interest for the Sand Dunes wells.

The Partnership also has interests in unproved property consisting of un-drilled leasehold interest (11 potential drilling locations) in the Sand Dunes prospect. The Partnership fully impaired this unproved property during the fourth quarter of 2008 and has no plans to conduct any drilling operations on this acreage.

The Partnership has purchased working interests in seven exploratory prospects, upon which a total of seven exploratory wells and one developmental well were drilled. The Partnership drilled one successful exploratory well, one successful developmental well, and six unsuccessful exploratory wells on seven exploratory prospects located in St. Mary, Iberville, Cameron Parish, Louisiana, and San Patricio, Lavaca (two prospects), and Galveston County, Texas. The successful exploratory well in San Patricio, Texas ceased production in 2007.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement among the Partnership, Reef Exploration, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers, and with Energen as buyer.  This agreement includes the Cole Ranch Properties for an aggregate purchase price to the sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale whereby Energen received all economic interests in the Cole Ranch Properties as if those properties had been transferred to Energen on July 1, 2011.  Prior to the sale, RELP had served as the operator of the eight successful developmental wells located on the Cole Ranch Properties.  Net proceeds received by the Partnership related to this sale were distributed to the partners in 2011.

Ten of the twenty successful wells in which the Partnership participated drilling are currently producing, the Partnership’s interests in eight of the successful wells were sold during 2011 (the Cole Ranch Properties), one was converted into a salt water disposal well during 2010, and one ceased production during 2007.

Proved Crude Oil and Natural Gas Reserves

In January 2009, the SEC adopted new rules related to modernizing reserve calculation and disclosure requirements for oil and gas companies, which became effective prospectively for annual reporting periods ending on or after December 31, 2009.  In addition to expanding the definition and disclosure requirements for crude oil and natural gas reserves, the new rule changes the requirements for determining quantities of crude oil and natural gas reserves. The new rule requires disclosure of crude oil and natural gas proved reserves by significant geographic area, using the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period, rather than end-of-period prices, and allows the use of reliable technologies to estimate proved crude oil and natural gas reserves, if those technologies have been demonstrated to result in reliable conclusions about reserves volumes. Reserve and related information for 2011, 2010, and 2009 is presented consistent with the requirements of the new rule. All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2011, 2010, and 2009 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2009	41,710	188,020
Net proved reserves as of December 31, 2010	47,700	231,180
Net proved reserves as of December 31, 2011	6,640	90,700

The standardized measure of discounted future net cash flows as of December 31, 2011, 2010, and 2009 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2009	$1,323,360
Standardized measure of discounted future net cash flows as of December 31, 2010	$2,097,800
Standardized measure of discounted future net cash flows as of December 31, 2011	$655,210

During the years ended December 31, 2011 and 2010, the Partnership recorded no property impairment costs of proved properties.  During the year ended December 31, 2009, the Partnership recorded property impairment costs of proved properties totaling $566,679 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2011, 2010, and 2009 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2011, 2010, and 2009. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Bucky Pauling, Geological Engineering Analyst for RELP, is the technical person at RELP primarily responsible for overseeing the preparation of reserve estimates by FGA. Mr. Pauling has over five years of industry experience in oil and gas operations and is an active member of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Executive Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

ITEM 3.                        LEGAL PROCEEDINGS

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others (collectively, “Defendants”).  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”). With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.  In the Sixth Amended Petition, Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), control person and aider and abettor liability under the TSA, fraud, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.  Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships.  Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $11,124 and $8,621, respectively, during the years ended December 31, 2011 and 2010.

ITEM 4.                        MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2011, the Partnership had one managing general partner, and 883 non-Reef investor partners (“investor partners”). Reef holds a total of 48.620 general partner units and the investor partners hold 923.784 limited partner units. No established trading market exists for the units.

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

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2011.

ITEM 6.                        SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007

Revenue	$1,158,549	$1,521,877	$1,417,297	$2,861,452	$1,517,970
Interest income	84	204	1,447	8,577	317,661
Costs and expenses	3,357,719	(1,153,515)	(1,784,765)	(6,839,025)	(12,187,144)
Net income (loss)	4,516,352	368,566	(366,021)	(3,968,996)	(10,351,513)

Allocation of net income (loss):
Managing general partner units	758,789	105,269	29,970	(80,234)	(476,894)
General partner units	––	––	––	243,801	(7,920,794)
Limited partner units	3,757,563	263,297	(395,991)	(4,132,563)	(1,953,825)
Net income (loss) per managing general partner unit	15,606.52	2,165.13	616.41	(1,650.23)	(9,808.55)
Net income (loss) per general partner unit	––	––	––	329.01	(10,689.32)
Net income (loss) per limited partner unit	4,067.58	285.02	(428.66)	(4,209.61)	(10,689.32)

Total assets	755,741	1,438,351	1,704,660	2,745,502	8,620,722
Distributions to managing general partner	779,657	91,741	7,961	270,190	238,316
Distributions to investor partners	4,266,669	502,052	43,823	1,478,610	1,304,184
Distributions per general partner unit	––	––	––	703.38	1,411.78
Distributions per limited partner unit	4,618.69	543.47	47.44	1,600.61	1,411.78
Distributions per managing general partner unit	16,035.73	1,886.89	163.73	5,557.18	4,901.60

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007

Operating Data
Annual sales volume:
Gas (MCF)	50,796	96,722	140,623	131,512	48,301
Oil (BBL)	10,056	14,268	15,201	16,045	14,032

Average sales price:
Gas (per MCF)	$4.75	$5.02	$4.20	$9.66	$8.59
Oil (per BBL)	$91.19	$72.63	$54.42	$99.15	$78.60

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

In applying the full cost method, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.  During the year ended December 31, 2009, the Partnership recognized property impairment expense of proved properties totaling $566,679.  During the year ended December 31, 2011, the Partnership recognized gain of $4,254,098 related to the Partnership’s sale and disposition of all rights, title, and interest in the Cole Ranch Properties.

Unproved properties consist of undeveloped leasehold interest in the Sand Dunes prospect that has been fully impaired in prior years, and upon which no further drilling activity is planned.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2011, 2010, and 2009, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

Asset retirement costs and liabilities associated with future site restoration and abandonment of long-lived assets are initially measured at fair value which approximates the cost a third party would incur in performing the tasks necessary to retire such assets. The fair value is recognized in the financial statements as the present value of expected future cash expenditures for site restoration and abandonment. Subsequent to the initial measurement, the effect of the passage of time on the liability for the net asset retirement obligation (accretion expense) and the amortization of the asset retirement cost are recognized in the results of operations.  During the year ended December 31, 2010, the Partnership recognized $6,162 of asset retirement obligations and additional capitalized cost in connection with the conversion of a well in the Sand Dunes prospect to a salt water disposal well.

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2011 and 2010.

	2011	2010
Beginning asset retirement obligation	$312,104	$289,494
Additions related to well conversion	—	6,162
Accretion expense	12,182	16,448
Retirement related to sale of proved properties	(205,026)	—
Ending asset retirement obligation	$119,260	$312,104

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2011, 2010 and 2009, the Partnership had no material gas imbalance positions.

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

The Partnership does not operate in any other industry segment. During the drilling and completion phase of operations, the Partnership expended approximately $1,977,000 for the purchase of working interests in six developmental prospects, and expended approximately $701,000 for the purchase of working interests in seven exploratory prospects. The Partnership has seven prospects in Texas, four in Louisiana, one in Wyoming, and one in New Mexico, all of which are located onshore. The Partnership participated in drilling twenty-two developmental and seven exploratory wells on these prospects during 2006 to 2008. The Partnership participated in drilling nineteen successful developmental wells and three unsuccessful developmental wells. Ten of these wells are currently producing, the Partnership’s interests in eight of the successful wells were sold during 2011, and one was converted into a salt water disposal well during 2010. The Partnership participated in drilling one successful exploratory well and six unsuccessful exploratory wells. The successful exploratory well has ceased production.

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

The Partnership had working capital of $202,859 at December 31, 2011. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

Results of Operations

Year ended December 31, 2011 compared to Year Ended December 31, 2010

During the year ended December 31, 2011, the Partnership earned net income of $4,516,352 compared to net income of $368,566 incurred during the year ended December 31, 2010.  Gain on the sale of the Cole Ranch Properties was the primary cause of the increase in net income.  Excluding this gain, net income for the year ended December 31, 2011 was $262,254 compared to $368,566 for the year ended December 31, 2010.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch Properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,254,098 during the year ended December

31, 2011.  Although the Partnership follows the full cost method of accounting, due to the significance of the sale and its effect on the rate of depletion and amortization the Partnership recognized a gain related to this transaction. In addition, revenues and lease operating expenses for these properties decreased during the last half of 2011 due to the sale.

Partnership oil and gas sales volumes are declining due to natural production declines from existing Partnership wells, the sale of the eight Cole Ranch wells during the third quarter of 2011, and the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. The HBR A Big Gas Unit (“HBR A”) well experienced a 78.9% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 43,202 Mcf during the year ended December 31, 2010 to approximately 9,107 Mcf during the year ended December 31, 2011. The Partnership’s share of sales volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) well and the HBR A well, totaled 7,040 barrels of crude oil and 43,585 Mcf of natural gas, or 70.0% of sales volume of crude oil and 85.8% of sales volume of natural gas for the year ended December 31, 2011, respectively. During the year ended December 31, 2010, the Partnership’s share of sales volumes from these two wells totaled 8,445 barrels of crude oil and 81,754 Mcf of natural gas, or 59.2% and 84.5% of the Partnership’s total sales volumes, respectively.  In addition, sales volumes from the eight Cole Ranch wells declined by almost 8,000 Mcf due to the sale of the Partnership’s interests in these wells on August 24, 2011. The eight Cole Ranch wells provided approximately 34.1% of the Partnership’s oil volumes and 20.5% of the Partnership’s gas volumes during the first half of 2011. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch wells will lead to continuing declines in sales volumes in future periods. Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 5.83 and 1.14 years, respectively, using current prices and costs.

Sales prices for crude oil rose by 25.6%, to an average price of $91.19 per Bbl for the year ended December 31, 2011, compared to an average price of $72.63 for the year ended December 31, 2010. Sales prices for natural gas declined by 5.4%, to an average price of $4.75 per Mcf for the year ended December 31, 2011, compared to an average price of $5.02 for the year ended December 31, 2010. As a result of the decreased sales volumes, the decreased sales price of natural gas, and the sale of the Cole Ranch wells, sales revenues decreased by approximately $363,328, or 23.9% on a comparative basis, despite the increase in average oil sales prices. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes. The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations.

Lease operating expenses decreased from $269,854 during the year ended December 31, 2010 to $263,003 during the year ended December 31, 2011.  Decreased expenses related to the sale of the Partnership’s interest in the eight Cole Ranch wells were offset by increased marketing and gathering and legal expenses on the Gumbo II well.  In addition, operating costs also increased as a result of returning seven Sand Dunes wells to production during the third and fourth quarters of 2010, following conversion of one of the Sand Dunes wells to a salt water disposal well that began disposal operations in August 2010.  Several of the Sand Dunes wells required rod and tubing repairs during 2011, leading to increased workover expenses.

Production taxes increased during the year ended December 31, 2011 compared to the year ended December 31, 2010 due to a one time severance tax adjustment received from the operator of the Gumbo II well.  During the second quarter of 2010, the Partnership received a large severance tax credit from the operator of the Gumbo II well, because the well obtained a severance tax exemption from the State of Louisiana for the period from inception through February 2010. This one-time tax adjustment resulted in the Partnership showing a negative amount for severance taxes during the second quarter of 2010, and skewed the production tax expense shown for the year ended December 31, 2010.

The Partnership incurred $313,136 of depletion, depreciation, and amortization expense during the year ended December 31, 2011 compared to $540,316 of depletion, depreciation, and amortization expense during the year ended December 31, 2010.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.

General and administrative costs decreased from $281,486 incurred during the year ended December 31, 2010 to $220,156 incurred during the year ended December 31, 2011, primarily due to decreased overhead charges from RELP.  The allocation of RELP’s overhead to partnerships is the largest factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships. Primarily as a result of the sale of the Cole Ranch Properties, the Partnership’s percentage of activity compared to that of other partnerships is declining. The administrative overhead charge to the Partnership decreased from $169,724 for the year ended December 31, 2010 to $100,439 for the year ended December 31, 2011.

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

Overall, sales volumes decreased during the year ended December 31, 2010 compared to the year ended December 31, 2009.  The Partnership has interests in two significant wells, the Gumbo II well and the HBR A well. During the year ended December 31, 2010, the HBR A and Gumbo II wells accounted for 59.2% and 84.5% of the Partnership’s crude oil and natural gas sales volumes, respectively.  During the year ended December 31, 2009, the HBR A and the Gumbo II accounted for 56.9% and 88.5% of the Partnership’s crude oil and natural gas sales volumes, respectively.  The operator of the Gumbo II well slowly increased production volumes from the well during 2010, resulting in increased volumes from this well during the year ended December 31, 2010.  However, production volumes from the HBR A well have declined significantly during the past year.  Production volumes from the HBR A well, net to the Partnership, were 1,257 Bbl and 43,202 MCF during the year ended December 31, 2010 compared to 3,214 Bbl and 95,885 MCF during the year ended December 31, 2009.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2011 and 2010, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2011.

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

Assuming the production levels we attained during the year ended December 31, 2011, a 10% change in the price received for our crude oil would have had an approximate $91,700 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $23,900 impact on our natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2011.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	55	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	60	Chief Financial Officer and General Counsel of RELP
David M. Tierney	59	Chief Financial Reporting Officer and Treasurer of RELP

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

Daniel C. Sibley became Chief Financial Officer of RELP in March 2010 and General Counsel of RELP in January 2009.  He previously served as Chief Financial Officer of Reef from December 1999 until his appointment to General Counsel of RELP. He also served as Chief Financial Officer for RELP from January 2006 until his appointment to General Counsel of RELP, and had served in this same position with RELP’s predecessor entity, OREI, since 1998. Mr. Sibley was employed as a Certified Public Accountant with Grant Thornton from 1977 to 1980. From 1980 to 1994, he was involved in the private practice of law. He received a B.B.A. in accounting from the University of North Texas in 1973, a law degree (J.D.) from the University of Texas in 1977, and a Master of Laws-Taxation degree (Ll.M.) from Southern Methodist University in 1984.  Mr. Sibley became a certified public accountant in 1977, but no longer maintains that license.  He is an active member of the Texas Bar Association.

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

On May 29, 2009, Reef SWD 2007-A, L.P. (“Reef SWD 2007-A”), an affiliate of Reef, filed a lawsuit against Ricardo Guevara and certain of his affiliates alleging that Guevara misrepresented and omitted material information in regard to Reef SWD 2007-A’s purchase of four salt water disposal facilities located in Webb and Zapata Counties, Texas for a price of $7.5 million.  The lawsuit, styled Reef SWD 2007-A v. Ricardo Guevara, et al. (Cause No. 09-06828) was filed in the 14th A Judicial District Court of Dallas County, Texas and sought rescission and actual damages, consequential damages, exemplary damages, attorneys’ fees, and costs.  On October 1, 2009, the court entered an order transferring the venue of the case to Zapata County, Texas.  On January 4, 2010, Reef SWD 2007-A non-suited Mr. Guevara and his affiliates and terminated its Texas state court litigation against them.  On January 5, 2010, Reef SWD 2007-A instituted a federal bankruptcy Chapter 11 proceeding in the U.S. Bankruptcy Court for the Northern District of Texas.  As part of that proceeding, Reef SWD 2007-A is asserting claims against Mr. Guevara and his affiliates similar in nature to the claims that were brought in the Texas state courts, as well as certain claims regarding fraudulent conveyances, which can only be brought in bankruptcy court.  On March 30, 2010, Reef SWD 2007-A filed an application with the court to convert the Chapter 11 proceeding to a Chapter 7 proceeding under the U.S. Bankruptcy Code. Pursuant to those proceedings, Reef SWD 2007-A sold all of its operating assets for approximately $1.3 million dollars. On November 3, 2010, Mr. Guevara et al. filed a counterclaim against Reef SWD 2007-A in the bankruptcy matter, alleging breach of contract for unpaid amounts allegedly due under the note from Reef SWD 2007-A (related to the original, underlying transaction) and tort claims of fraud, negligent misrepresentation, negligence, gross negligence, and breach of fiduciary duty.  On February 23, 2011, the court dismissed with prejudice in part the tort claims asserted by Defendants.  The court gave Defendants until March 15, 2011 to file an amended counterclaim relating to alleged fraud concerning Reef SWD 2007-A’s prior experience with saltwater disposal facilities but no amended counterclaim was filed. The case was dismissed on November 18, 2011.  Mr. Guevara and his affiliates released all claims against the Defendants.

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

Reef is entitled to receive a management fee equal to 15% of the Partnership subscriptions exclusive of the units purchased by Reef. From this amount Reef pays all of the Partnership’s organization and offering costs, including sales commissions. The management fee is payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee is paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef is $3,464,188. The Partnership recorded $3,414,188 of this amount as offering costs, and $50,000 as organization costs. Of the amount recorded as offering costs, $2,689,092 has been paid to Reef to cover actual sales commissions and organization and offering costs and $725,096 has been paid to Reef from net cash flows of the Partnership.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2011, 2010 and 2009, the Partnership reimbursed Reef $0, $11,836, and $1,207, respectively, for technical services costs which have been capitalized as project costs, and $116,958, $179,146, and $213,974, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the five prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2011, 2010 and 2009, the Partnership paid operator fees totaling $35,004, $46,536, and $44,473 to RELP. As of December 31, 2011, RELP serves as operator for four Partnership prospects upon which nine successful and two unsuccessful wells have been drilled.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2011 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2011	2010
Audit fees	$50,616	$52,968
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Date: March 27, 2012	REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

Manager and Member of Reef Oil & Gas Partners, GP, LLC, the
/s/ Michael J. Mauceli	general partner of Reef Oil & Gas Partners, L.P., the Managing	March 27, 2012
Michael J. Mauceli	General Partner of the Partnership
(Principal Executive Officer)

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P.	March 27, 2012
Daniel C. Sibley	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1(a)(i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52540, as filed with the SEC on March 30, 2007).

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

10.2	*

Purchase and Sale Agreement, dated August 24, 2011, among Reef Global Energy VIII, L.P., Reef Exploration, L.P., Reef Global Energy VIII, L.P., Reef Global Energy IX, L.P., and Energen Resources Corporation.

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

101*

The following materials from this report, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets as of December 31, 2011 and 2010, (ii) the Statements of Operations for the years ended December 31, 2011, 2010, and 2009, (iii) the Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009, (iv) the Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009, and (v) Notes to Financial Statements.

* Filed herewith

Reef Global Energy VII, L.P.

Financial Statements

Years Ended December 31, 2011, 2010, and 2009

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VII, L.P.

We have audited the accompanying balance sheets of Reef Global Energy VII, L.P. as of December 31, 2011 and 2010, and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has two significant producing properties that are expected to account for a majority of future revenues.  These two properties have limited estimated economic reserve lives as of December 31, 2011. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2011 and by actual production volumes from the Partnership’s most significant wells.  These and other factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Dallas, Texas
March 27, 2012

Reef Global Energy VII, L.P.

Balance Sheets

December 31,	2011	2010

Assets

Current assets:
Cash and cash equivalents	$124,643	$63,713
Accounts receivable	18	—
Accounts receivable from affiliates	130,487	214,208
Total current assets	255,148	277,921

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,745,522 and $20,819,321	500,593	1,160,430
Net oil and gas properties	500,593	1,160,430

Total assets	$755,741	$1,438,351

Liabilities and partnership equity

Current liabilities:
Accounts payable	52,289	12,081
Total current liabilities	52,289	12,081

Long-term liabilities:
Asset retirement obligation	119,260	312,104
Total long-term liabilities	119,260	312,104

Commitments and Contingencies (Note 5)

Partnership equity
Limited partners	457,284	966,390
Managing general partner	126,908	147,776
Partnership equity	584,192	1,114,166

Total liabilities and partnership equity	$755,741	$1,438,351

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Operations

	For the Years Ended December 31,
	2011	2010	2009

Oil, gas and NGL sales:	$1,158,549	$1,521,877	$1,417,297

Costs and expenses:
Lease operating expenses	263,003	269,854	231,022
Production taxes	87,902	45,411	78,288
Depreciation, depletion and amortization	313,136	540,316	606,787
Property impairment	—	—	566,679
Accretion of asset retirement obligation	12,182	16,448	18,722
General and administrative	220,156	281,486	283,267
Gain on sale of oil and gas properties	(4,254,098)	—	—
Total costs and expenses	(3,357,719)	1,153,515	1,784,765

Income (loss) from operations	4,516,268	368,362	(367,468)

Interest income	84	204	1,447

Net income (loss)	$4,516,352	$368,566	$(366,021)

Net income (loss) per limited partner unit	$4,067.58	$285.02	$(428.66)
Net income per managing general partner unit	$15,606.52	$2,165.13	$616.41

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2008	—	$—	923.784	$1,644,959	48.620	$108,799	972.404	$1,753,758
Partner contributions	—	—	—	—	—	3,440	—	3,440
Partner distributions	—	—	—	(43,823)	—	(7,961)	—	(51,784)
Net income (loss)	—	—	—	(395,991)	—	29,970	—	(366,021)
Balance at December 31, 2009	—	$—	923.784	$1,205,145	48.620	$134,248	972.404	$1,339,393

Distribution amount per partnership unit		$—		$47.44		$163.73

Balance at December 31, 2009	—	—	923.784	1,205,145	48.620	134,248	972.404	1,339,393
Partner distributions	—	—	—	(502,052)	—	(91,741)	—	(593,793)
Net income	—	—	—	263,297	—	105,269	—	368,566
Balance at December 31, 2010	—	$—	923.784	$966,390	48.620	$147,776	972.404	$1,114,166

Distribution amount per partnership unit		$—		$543.47		$1,886.89

Balance at December 31, 2010	—	—	923.784	966,390	48.620	147,776	972.404	1,114,166
Partner distributions	—	—	—	(4,266,669)	—	(779,657)	—	(5,046,326)
Net income	—	—	—	3,757,563	—	758,789	—	4,516,352
Balance at December 31, 2011	—	$—	923.784	$457,284	48.620	$126,908	972.404	$584,192

Distribution amount per partnership unit		$—		$4,618.69		$16,035.73

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2011	2010	2009
Operating Activities
Net income (loss)	$4,516,352	$368,566	$(366,021)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	313,136	540,316	606,787
Property impairment	—	—	566,679
Accretion of asset retirement obligation	12,182	16,448	18,722
Gain on sale of oil and gas properties	(4,254,098)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(18)	3,471	(456)
Accounts receivable from affiliates	83,721	100,189	(314,397)
Accounts payable	40,208	6,404	5,140
Accounts payable to affiliates	—	(70,096)	(290,339)
Net cash provided by operating activities	711,483	965,298	226,115

Investing Activities
Proceeds from sale of oil and gas properties	4,429,474	—	—
Property acquisition and development	(33,701)	(371,224)	(198,994)
Net cash provided by (used in) investing activities	4,395,773	(371,224)	(198,994)

Financing Activities
Partner capital contributions	—	—	3,440
Offering costs	—	—	(360,000)
Partner distributions	(5,046,326)	(593,793)	(51,784)
Net cash used in financing activities	(5,046,326)	(593,793)	(408,344)

Net increase (decrease) in cash and cash equivalents	60,930	281	(381,223)
Cash and cash equivalents at beginning of period	63,713	63,432	444,655
Cash and cash equivalents at end of period	$124,643	$63,713	$63,432

Non-cash investing transactions
Property additions and asset retirement obligation	$—	$6,162	$—
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$205,026	$—	$—
Non-cash financing transactions:
Offering costs included in accounts payable to affiliates	$—	$—	$70,096

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

Upon completion of the Partnership’s drilling program, all general partner units held by investors other than the managing general partner were converted into limited partner units. The Partnership currently has 923.784 units of limited partner interest and 48.620 units of general partner interest outstanding.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2011.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (eight productive wells). As a result of this sale, the Partnership has two significant producing properties that are expected to account for over 90% of future Partnership revenues. These two properties have estimated economic reserve lives of 1.14 and 5.83 years, respectively, utilizing current prices, costs, and projected production volumes at December 31, 2011. The Partnership distributed the Cole Ranch sales proceeds to investors, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2011, and by actual production volumes from the Partnership’s most significant wells. While management believes that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses.  These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of crude oil and natural gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.  During the year ended December 31, 2009, the Partnership recognized property impairment expense of proved properties totaling $566,679.  During the year ended December 31, 2011, the Partnership recognized gain of $4,254,098 related to the Partnership’s sale and disposition of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”).

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2011, 2010, and 2009 have been prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using revised reserve definitions and revised pricing based upon the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2011 and 2010.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

	2011	2010
Beginning asset retirement obligation	$312,104	$289,494
Additions related to well conversion	—	6,162
Accretion expense	12,182	16,448
Retirement related to sale of proved properties	(205,026)	—
Ending asset retirement obligation	$119,260	$312,104

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2011, 2010, and 2009.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2011, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $4.80 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2011 and 2010.  The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2011 and 2010.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2011, 2010, and 2009 the Partnership incurred technical services and administrative costs totaling $116,958, $190,982, and $215,181, respectively. Of these amounts, $0, $11,836, and $1,207 represent technical services costs capitalized as project costs, and $116,958, $179,146, and $213,974 represent administrative costs included as general and administrative expenses.

Reef contributed 1% of all leasehold, drilling, and completion costs when incurred. During the years ended December 31, 2011, 2010, and 2009, this 1% obligation totaled $0, $0, and $3,440. Reef also purchased 5% of the Partnership units and pays 5% of the 99% of these costs paid by the unit holders (4.95%).

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2011 and 2010, RELP owed the partnership $130,487 and $214,208, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.  The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2011, 2010, and 2009, the Partnership paid operating overhead fees totaling $35,004, $46,536, and $44,473 to RELP, respectively.

The Partnership reimbursed to Reef legal fees totaling $11,124 and $8,621, respectively, during the years ended December 31, 2011 and 2010 pertaining to the lawsuit described in Note 5 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2011, one marketer and one operator accounted for 27.5% and 63.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, two marketers and one operator accounted for 20.1%, 35.5%, and 43.5% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2009, two marketers and one operator accounted for 33.4%, 39.4%, and 26.9% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others (collectively, “Defendants”).  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”). With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

In the Sixth Amended Petition, Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), control person and aider and abettor liability under the TSA, fraud, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.  Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships.  Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $11,124 and $8,621, respectively, during the years ended December 31, 2011 and 2010.

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

7. Supplemental Information on Oil & Natural Gas Exploration and Production Activities (unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

December 31,	2011	2010	2009

Oil and natural gas properties:
Proved properties	$13,246,115	$21,979,751	$21,602,365
	13,246,115	21,979,751	21,602,365
Less:
Accumulated depreciation, depletion and amortization	(2,463,179)	(3,569,405)	(3,029,089)
Property impairment	(10,282,343)	(17,249,916)	(17,249,916)
Total	$500,593	$1,160,430	$1,323,360

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009

Oil and natural gas properties:
Exploration	$(1,809)	$9,200	$59,641
Development	35,510	368,185	137,621
Total	$33,701	$377,385	$197,262

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2011, 2010, and 2009.

	2011	2010	2009

Oil and gas producing activities:
Oil sales	$917,019	$1,036,282	$827,273
Natural gas sales	241,530	485,595	590,024
Production expenses	(350,905)	(315,265)	(309,310)
Accretion of asset retirement obligation	(12,182)	(16,448)	(18,722)
Depreciation , depletion and amortization	(313,136)	(540,316)	(606,787)
Property impairment expense	—	—	(566,679)
Results of operations from producing activities	$482,326	$649,848	$(84,201)

Depletion rate per BOE	$16.91	$17.78	$15.70

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2011, 2010 and 2009.  A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

December 31, 2011, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2011, 2010, and 2009.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2008	33,393	402,122	100,413
Revisions of previous estimates	23,517	(73,479)	11,270
Production	(15,200)	(140,623)	(38,637)
Reserves at December 31, 2009	41,710	188,020	73,046

Revisions of previous estimates	20,258	139,882	43,572
Production	(14,268)	(96,722)	(30,388)
Reserves at December 31, 2010	47,700	231,180	86,230

Reserves sold	(32,473)	(74,438)	(44,880)
Revisions of previous estimates	1,469	(15,246)	(1,071)
Production	(10,056)	(50,796)	(18,522)
Reserves at December 31, 2011	6,640	90,700	21,757

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

For the year ended December 31, 2011, calculations were made using average prices of $95.84 per barrel of crude oil and $4.15 per MCF of natural gas. For the year ended December 31, 2010, calculations were made using average prices of $79.79 per barrel of crude oil and $4.39 per MCF of natural gas. For the year ended December 31, 2009, calculations were made using average prices of $61.08 per barrel of crude oil and $3.83 per MCF of natural gas. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

These assumptions used to compute estimated future cash inflows do not necessarily reflect Reef’s expectations of the Partnership’s actual revenues or costs, nor the present worth of the properties. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates. Sales prices of both crude oil and natural gas have fluctuated significantly in recent years. Reef, as managing general partner, does not rely upon the following information in making investment and operating decisions for the Partnership.

Future development and production costs are computed by estimating the expenditures to be incurred in developing and producing the proved crude oil and natural gas reserves at the end of the year, based on year-end costs and assuming continuation of existing economic conditions.

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

December 31,	2011	2010	2009
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$1,076,880	$4,998,080	$3,245,780
Future production costs	(324,970)	(2,355,900)	(1,600,550)
Future development costs	—	—	(89,200)
Future net cash flows	751,910	2,642,180	1,556,030
Effect of discounting net cash flows at 10%	(96,690)	(544,380)	(232,670)
Discounted future net cash flows	$655,220	$2,097,800	$1,323,360

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2011	2010	2009
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$2,097,800	$1,323,360	$2,297,832
Extensions and discoveries
Net change in sales price, net of production costs	171,135	599,658	(240,994)
Revisions of quantity estimates	(28,147)	1,060,019	215,897
Net changes in estimated future development costs	—	—	(75,862)
Changes in production timing rates	(92,615)	172,591	(14,031)
Accretion of discount	209,780	132,336	229,783
Sales net of production costs	(795,462)	(1,190,164)	(1,089,265)
Sales of minerals in place	(907,271)	—	—
Net increase (decrease)	(1,442,580)	774,440	(974,472)
Standardized measure at end of year	$655,220	$2,097,800	$1,323,360