Form 10-Q
period 2012-03-31
Reef Global Energy VII, L.P.
filed 2012-05-11
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

As of May 11, 2012, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$164,997	$124,643
Accounts receivable	—	18
Accounts receivable from affiliates	97,044	130,487
Total current assets	262,041	255,148

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,803,691 and $12,745,522	442,424	500,593
Net oil and gas properties	442,424	500,593

Total assets	$704,465	$755,741

Liabilities and partnership equity

Current liabilities:
Accounts payable	$52,622	$52,289
Total current liabilities	52,622	52,289

Long-term liabilities:
Asset retirement obligation	130,940	119,260
Total long-term liabilities	130,940	119,260

Partnership equity:
Limited partners	418,710	457,284
Managing general partner	102,193	126,908
Partnership equity	520,903	584,192

Total liabilities and partnership equity	$704,465	$755,741

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2012	2011

Oil, gas and NGL sales	$129,242	$349,566

Costs and expenses:
Lease operating expenses	35,763	77,406
Production taxes	6,530	23,013
Depreciation, depletion and amortization	58,169	79,776
Accretion of asset retirement obligation	11,680	4,375
General and administrative	50,998	65,179
Total costs and expenses	163,140	249,749

Income (loss) from operations	(33,898)	99,817

Other income:
Interest income	4	23
Total other income	4	23

Net income (loss)	$(33,894)	$99,840

Net income (loss) per limited partner unit	$(36.84)	$83.63
Net income per managing general partner unit	$2.82	$464.55

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(33,894)	$99,840
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	58,169	79,776
Accretion of asset retirement obligation	11,680	4,375
Changes in operating assets and liabilities:
Accounts receivable	18	(28)
Accounts receivable from affiliates	33,443	7,616
Accounts payable	333	7,730
Net cash provided by operating activities	69,749	199,309

Cash flows from investing activities
Property acquisition and development	—	(21,442)
Net cash used in investing activities	—	(21,442)

Cash flows from financing activities
Partner distributions	(29,395)	(166,970)
Net cash used in financing activities	(29,395)	(166,970)

Net increase in cash and cash equivalents	40,354	10,897
Cash and cash equivalents at beginning of period	124,643	63,713
Cash and cash equivalents at end of period	$164,997	$74,610

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2012

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells. As a result of this sale, the Partnership has two significant producing properties that are expected to account for over 90% of future Partnership revenues. These two properties have estimated economic reserve lives of 66 and 10 months, respectively, utilizing current prices, costs, and projected production volumes at March 31, 2012. The Partnership distributed the proceeds from the sale of the Cole Ranch Properties to its partners, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. While management believes that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses.   These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month periods ended March 31, 2012 and 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

The Partnership estimates a liability for plugging and abandonment costs based on historical experience and estimated well life.  The liability is discounted using the credit-adjusted risk-free rate.  Revisions to the liability could occur due to changes in well plugging and abandonment costs or well useful lives, or if federal or state regulators enact new well restoration requirements. The Partnership recognizes accretion expense in connection with the discounted liability over the remaining life of the well.

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2012 and the year ended December 31, 2011.

	Three months ended	Year Ended
	March 31, 2012	December 31, 2011
Beginning asset retirement obligation	$119,260	$312,104
Accretion expense	11,680	12,182
Retirement related to sale of proved properties	—	(205,026)
Ending asset retirement obligation	$130,940	$119,260

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2012 and 2011, the Partnership incurred no costs for technical services and incurred administrative costs totaling $13,235 and $42,521, respectively.  Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2012 and December 31, 2011, RELP owed the Partnership $97,044 and $130,487, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $1,797 and $0, respectively, during the three months periods ended March 31, 2012 and 2011 pertaining to the Stevenson litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership. Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others (collectively, “Defendants”).  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively refeered to as “Plaintiffs”). With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Sixth Amended Petition, Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), control person and aider and abettor liability under the TSA, fraud, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.  Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships.

Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $1,797 and $0, respectively, during the three months ended March 31, 2012 and 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Through Reef Exploration, L.P. the Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership (although it is not a named defendant in the lawsuit) would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $7,500 and $0, respectively, during the three months ended March 31, 2012 and 2011.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2012 and 2011 is detailed below:

For the three months ended March 31, 2012

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	48.620	$137	$2.82
Limited partner units	923.783	(34,031)	$(36.84)
Total	972.403	$(33,894)

For the three months ended March 31, 2011

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$22,586	$464.55
Limited partner units	923.783	77,254	$83.63
Total	972.403	$99,840

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the Partnership’s financial condition, results of operations, liquidity and capital resources. This discussion should be read in conjunction with our audited financial statements and the related notes thereto, included in the Annual Report.

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in six developmental prospects and participated in the drilling of eighteen successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells, during the third quarter of 2011 (see below) and has six successful wells that are productive, one that has been converted to a salt water disposal well, and three that are shut-in at March 31, 2012. The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement (“Agreement”) between the Partnership, Reef Exploration, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers (collectively, the “Sellers”), and with Energen Resources Corporation (“Energen”) as buyer.  The Agreement included the sale of all rights, title, and interest in leases, lands, and wells owned by the Sellers located in Glasscock County, Texas (the “Cole Ranch Properties”) for an aggregate purchase price to the Sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale as of July 1, 2011.

Critical Accounting Policies

There have been no changes from the Critical Accounting Policies described in the Annual Report.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership expended $21,574,409 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-nine wells and expended $137,512 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at his time; however, additional drilling activity is permitted on the Partnership prospects at the discretion of the Partnership’s managing general partner. Any additional capital expenditures will also be recovered from cash flow by reducing Partnership distributions. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $209,419 at March 31, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended March 31,
	2012	2011
Sales volumes:
Crude oil (Barrels)	1,224	3,044
Natural gas (Mcf)	7,840	16,860

Average sales prices received:
Crude oil (Barrels)	$89.62	$86.43
Natural gas (Mcf)	$2.49	$5.13

The estimated net proved crude oil and natural gas reserves as of March 31, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2012	6,000	79,530
March 31, 2011	45,642	211,486

Three months ended March 31, 2012 compared to the three months ended March 31, 2011

The Partnership incurred a net loss of $33,894 for the three month period ended March 31, 2012, compared to net income of $99,840 for the three month period ended March 31, 2011. The primary cause of this decrease in net income is decreased sales volumes and revenues as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and as a result of the sale of eight producing wells on the Cole Ranch Properties sold during the third quarter of 2011.  The Cole Ranch Properties accounted for 31.6% and 18.9% of crude oil and natural gas sales volumes, respectively, during the period ended March 31, 2011 and accounted for 35.8% of the Partnership’s sales revenues during the period ended March 31, 2011. There are no sales volumes or revenues from the Cole Ranch Properties included in the results of operations for the period ended March 31, 2012.

The Partnership’s share of sales volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas (“HBR A”), totaled 1,142 barrels of crude oil and 7,730 Mcf of natural gas, or 93.3% and 98.6% of sales volumes for the three month period ended March 31, 2012, respectively. During the three month period ended March 31, 2011, the Partnership’s share of sales volumes from these two wells totaled 2,000 barrels of crude oil and 13,520 Mcf of natural gas, or 65.7% and 80.2% of the Partnership’s total sales volumes, respectively.   Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of production from the Cole Ranch Properties will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 66 and 10 months, respectively, using current prices and costs.

While the sales prices for crude oil rose by 3.7%, to an average price of $89.62 per Bbl for the three month period ended March 31, 2012 , compared to an average price of $86.43 for the three month period ended March 31, 2011, the sales price for natural gas fell by 51.5%, to an average price of $2.49  per Mcf for the three month period ended  March 31, 2012, compared to an average price of $5.13  per Mcf for  the three month period ended March 31, 2011. Total sales revenues decreased by $220,324, or 63.0% on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. The Partnership anticipates continued weakening in natural gas prices during the second quarter of 2012. Natural gas sales revenues accounted for 15.1% of first quarter 2012 overall sales revenues, compared to 24.7% of first quarter 2011 overall sales revenues.

Lease operating expenses decreased from $77,406 during the three month period ended March 31, 2011 to $35,763 during the three month period ended March 31, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch Properties.  Operating costs of the Partnership’s Sand Dunes wells increased slightly during the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011 due to increased workover expenses for repairs of parted rods on three of the Sand Dunes wells.  Production taxes decreased from $23,013 during the three months ended March 31, 2011 to $6,530 during the three months ended March 31, 2012 due primarily to declining production.

The Partnership incurred $58,169 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2012 compared to $79,776 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2011.  This decrease is due to the reduced depletable basis of the Partnership and the combination of declining production rates and rising oil prices between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis. The Partnership recognized $11,680 of accretion expense during the three month period ended March 31, 2012 compared to $4,375 of accretion expense during the comparable period during 2011, as the Partnership revised the estimated asset retirement date of the Gumbo II well due to its recent declining production and shortened estimated reserve life.

General and administrative costs decreased from $65,179 incurred during the three months ended March 31, 2011 to $50,998 incurred during the three months ended March 31, 2012, primarily due to decreased overhead charges from RELP.  Legal fees increased by approximately $9,000 as the Partnership reimbursed Reef for legal expenses incurred, but the administrative overhead charge to the Partnership decreased from $35,503 for the three months ended March 31, 2011 to $9,269 for the three months ended March 31, 2012.  The allocation of RELP’s overhead to partnerships is a significant factor in general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership compared to the total levels of all partnerships.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Partnership is a “smaller reporting company” as defined by Rule 12b-2 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and as such, is not required to provide the information required under this Item.

Item 4. Controls and Procedures

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc., among others (collectively, “Defendants”).  On September 22, 2010, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively refeered to as “Plaintiffs”). With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased. Rather, she purchased her interests through an unaffiliated broker/dealer. In the First Amended Petition, plaintiffs alleged that, collectively, they were seeking in excess of $1 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  In the Sixth Amended Petition, Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), control person and aider and abettor liability under the TSA, fraud, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract.  Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.  Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships.

Plaintiffs seek approximately $2.2 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Defendants (including Reef Global Energy VII, L.P.) intend to vigorously defend the lawsuit and may seek damages from plaintiffs based upon, among other things, breaches of representations and warranties made by them as well as the indemnification provisions of the documents executed by each of them. Defendants have filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims, and the parties are currently awaiting the Court’s entry of an order on said Motions.  However, following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connections with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA.  As of this time, discovery is ongoing, and trial has been set for December 10, 2012.  The Partnership is reimbursing to Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $1,797 and $0, respectively, during the three months ended March 31, 2012 and 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  Through Reef Exploration, L.P. the Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership (although it is not a named defendant in the lawsuit) would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The

Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $7,500 and $0, respectively, during the three months ended March 31, 2012 and 2011.

Item 1A.  Risk Factors

There were no material changes in the Risk Factors applicable to the Partnership as set forth in the Annual Report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Default Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 11, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 11, 2012	By:	/s/ Daniel C. Sibley
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