Form 10-Q
period 2012-06-30
Reef Global Energy VII, L.P.
filed 2012-08-10
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012

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

As of August 10, 2012, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$162,882	$124,643
Accounts receivable	3,470	18
Accounts receivable from affiliates	52,625	130,487
Total current assets	218,977	255,148

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,038,975 and $12,745,522	207,140	500,593
Net oil and gas properties	207,140	500,593

Total assets	$426,117	$755,741

Liabilities and partnership equity

Current liabilities:
Accounts payable	$53,976	$52,289
Total current liabilities	53,976	52,289

Long-term liabilities:
Asset retirement obligation	132,866	119,260
Total long-term liabilities	132,866	119,260

Partnership equity:
Limited partners	158,391	457,284
Managing general partner	80,884	126,908
Partnership equity	239,275	584,192

Total liabilities and partnership equity	$426,117	$755,741

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011

Oil, gas and NGL sales	$61,289	$384,798	$190,531	$734,364

Costs and expenses:
Lease operating expenses	7,098	78,720	42,861	156,126
Production taxes	6,337	30,008	12,867	53,021
Depreciation, depletion and amortization	56,940	72,371	115,109	152,147
Property impairment	178,344	—	178,344	—
Accretion of asset retirement obligation	1,926	4,451	13,606	8,826
General and administrative	44,138	74,414	95,136	139,593
Total costs and expenses	294,783	259,964	457,923	509,713

Income (loss) from operations	(233,494)	124,834	(267,392)	224,651

Other income:
Interest income	—	22	4	45
Miscellaneous income	320	—	320	—
Total other income	320	22	324	45

Net income (loss)	$(233,174)	$124,856	$(267,068)	$224,696

Net income (loss) per limited partner unit	$(237.45)	$107.24	$(274.29)	$190.87
Net income (loss) per managing general partner unit	$(284.31)	$530.45	$(281.49)	$994.99

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(267,068)	$224,696
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	115,109	152,147
Property impairment	178,344	—
Accretion of asset retirement obligation	13,606	8,826
Changes in operating assets and liabilities:
Accounts receivable	(3,452)	—
Accounts receivable from affiliates	77,862	9,195
Accounts payable	1,687	(5,765)
Net cash provided by operating activities	116,088	389,099

Cash flows from investing activities
Property acquisition and development	—	(32,755)
Net cash used in investing activities	—	(32,755)

Cash flows from financing activities
Partner distributions	(77,849)	(341,408)
Net cash used in financing activities	(77,849)	(341,408)

Net increase in cash and cash equivalents	38,239	14,936
Cash and cash equivalents at beginning of period	124,643	63,713
Cash and cash equivalents at end of period	$162,882	$78,649

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2012

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells. As a result of this sale, the Partnership has two significant producing properties that are expected to account for over 90% of future Partnership revenues. These two properties have estimated remaining economic reserve lives of 42 and 11 months, respectively, utilizing current prices, costs, and projected production volumes at June 30, 2012. The Partnership distributed the proceeds from the sale of the Cole Ranch Properties to its partners, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. While management believes that the Partnership will generate positive cash flows during 2012, variations in pricing and production volumes could lead to rapidly declining cash flows from operations and Partnership losses.   These conditions raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and six month periods ended June 30, 2012, the Partnership recognized property impairment expense of proved properties of $178,344. During the three and six month periods ended June 30, 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2012 and the year ended December 31, 2011.

	Six months ended	Year Ended
	June 30, 2012	December 31, 2011
Beginning asset retirement obligation	$119,260	$312,104
Accretion expense	13,606	12,182
Retirement related to sale of proved properties	—	(205,026)
Ending asset retirement obligation	$132,866	$119,260

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2012, the Partnership incurred administrative costs totaling $7,840 and $21,075, respectively. During the three and six month periods ended June 30, 2011, the Partnership incurred administrative costs totaling $36,339 and $78,859, respectively. The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2012 and 2011. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2012 and December 31, 2011, RELP owed the Partnership $52,625 and $130,487, respectively, for net revenues processed in excess of joint interest and technical and administrative services charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $2,993 and $4,790, respectively, during the three and six month periods ended June 30, 2012 and $3,080 and $3,080, respectively, during the three and six month periods ended June 30, 2011 pertaining to the ongoing Stevenson litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership. Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs via Plaintiffs’ Second Amended Original Petition. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.2 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

Defendants filed motions for partial summary judgment with respect to certain claims of all Plaintiffs, with the exception of Jaimie Davis.  Defendants’ motions for partial summary judgment were granted in part and denied in part.   More specifically, all of Plaintiffs’ registration claims under Section 33A(1) of the TSA and all claims under Section 33F(1) for control person liability as related to Section 33A(1) were dismissed.  Additionally, certain of Plaintiffs’ claims against Defendants for violations of Section 33A(2) of the TSA for material misrepresentations or omissions and claims for Section 33F(2) control person liability as related thereto were also dismissed.

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Reef Defendants in this litigation.   In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have exchanged some written discovery, and trial is scheduled for December 10, 2012.  No accrual has been recorded as of June 30, 2012. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court. No accrual has been recorded as of June 30, 2012. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $13,324 and $20,823, respectively, during the three and six month periods ended June 30, 2012.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2012 is detailed below:

For the three months ended June 30, 2012

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(13,823)	$(284.31)
Limited partner units	923.783	(219,351)	$(237.45)
Total	972.403	$(233,174)

For the six months ended June 30, 2012

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(13,686)	$(281.49)
Limited partner units	923.783	(253,382)	$(274.29)
Total	972.403	$(267,068)

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in six developmental prospects and participated in the drilling of eighteen successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership sold its interest in the Cole Ranch Properties (as defined below), which were comprised of eight productive wells, during the third quarter of 2011 (see below) and has five successful wells that are productive, one that has been converted to a salt water disposal well, and four that are shut-in at June 30, 2012. The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement (“Agreement”) between the Partnership, Reef Exploration, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers (collectively, the “Sellers”), and with Energen Resources Corporation (“Energen”), as buyer.  The Agreement included the sale of all rights, title, and interest in leases, lands, and wells owned by the Sellers located in Glasscock County, Texas (the “Cole Ranch Properties”) for an aggregate purchase price to the Sellers of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to certain purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale effective as of July 1, 2011.

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

The Partnership has working capital of $165,001 at June 30, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended June 30,		For the six months ended June 30,
	2012	2011	2012	2011
Sales volumes:
Crude oil (Barrels)	572	3,099	1,796	6,143
Natural gas (Mcf)	4,970	12,262	12,810	29,122

Average sales prices received:
Crude oil (Barrels)	$87.37	$100.77	$88.90	$93.66
Natural gas (Mcf)	$2.28	$5.92	$2.41	$5.46

The estimated net proved crude oil and natural gas reserves as of June 30, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2012	3,010	38,800
June 30, 2011	42,539	188,743

Three months ended June 30, 2012 compared to the three months ended June 30, 2011

The Partnership incurred a net loss of $233,174 for the three month period ended June 30, 2012, compared to net income of $124,856 for the three month period ended June 30, 2011. The primary causes of this decrease in net income include decreased sales volumes and prices, as well as property impairment expense recorded during the second quarter of 2012, as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch Properties sold during the third quarter of 2011.  The Cole Ranch Properties accounted for 36.5% and 22.7% of crude oil and natural gas sales volumes, respectively, during the three month period ended June 30, 2011 and accounted for 34.8% of the Partnership’s sales revenues during the three month period ended June 30, 2011. There are no sales volumes or revenues from the Cole Ranch Properties included in the results of operations for the three month period ended June 30, 2012.

The Partnership’s share of sales volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas (“HBR A”), totaled 542 barrels of crude oil and 4,909 Mcf of natural gas, or 94.7% and 98.8% of sales volumes for the three month period ended June 30, 2012, respectively. During the three month period ended June 30, 2011, the Partnership’s share of sales volumes from these two wells totaled 1,934 barrels of crude oil and 9,266 Mcf of natural gas, or 62.4% and 75.6% of the Partnership’s total sales volumes, respectively.   Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch Properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 42 and 11 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 13.3%, to an average price of $87.37 per Bbl for the three month period ended June 30, 2012 , compared to an average price of $100.77 for the three month period ended June 30, 2011, and the sales price for natural gas decreased by 61.5%, to an average price of $2.28 per Mcf for the three month period ended  June 30, 2012, compared to an average price of $5.92 per Mcf for the three month period ended June 30, 2011. Total sales revenues decreased by $323,509, or 84.1%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Natural gas prices have been increasing since June 30, 2012, which may lead to an increase in average sales prices received for the third quarter of 2012. Natural gas sales revenues accounted for 18.5% of second quarter 2012 overall sales revenues, compared to 18.9% of second quarter 2011 overall sales revenues.  Crude oil continues to trade in a narrow range comparable to second quarter 2012 levels.

Lease operating expenses decreased from $78,720 during the three month period ended June 30, 2011 to $7,098 during the three month period ended June 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch Properties.  The Cole Ranch Properties accounted for $53,929 of the $78,720 of lease operating expenses incurred during the three month period ended June 30, 2011. Production taxes decreased from $30,008 during the three months ended June 30, 2011 to $6,337 during the three months ended June 30, 2012, comparable with the decline in sales revenues.

The Partnership incurred $56,940 of depletion, depreciation, and amortization expense and $178,344 of property impairment expense during the three month period ended June 30, 2012 compared to $72,371 of depletion, depreciation, and amortization expense and no property impairment expense during the three month period ended June 30, 2011.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership and declining production rates between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.  In addition, the Partnership incurred property impairment expense during the three month period ended June 30, 2012, primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impact the estimated remaining reserve lives and future net revenues expected to be received from Partnership properties.

General and administrative costs decreased from $74,414 incurred during the three months ended June 30, 2011 to $44,138 incurred during the three months ended June 30, 2012, primarily due to decreased overhead charges from RELP.  Legal fees increased by approximately $12,700, from $6,700 for the three month period ended June 30, 2011 to $19,400 during the three month period ended June 30, 2012, as the Partnership reimbursed Reef for legal expenses incurred, but the administrative overhead charge to the Partnership decreased from $32,987 for the three months ended June 30, 2011 to $4,497 for the three months ended June 30, 2012.  The allocation of RELP’s overhead to the Partnership is a large portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships.

Six months ended June 30, 2012 compared to the six months ended June 30, 2011

The Partnership incurred a net loss of $267,068 for the six month period ended June 30, 2012, compared to net income of $224,696 for the six month period ended June 30, 2011. The primary causes of this decrease in net income include decreased sales volumes and prices, as well as property impairment expense recorded during the second quarter of 2012, as discussed below.

Partnership crude oil and natural gas sales volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch Properties sold during the third quarter of 2011.  The Cole Ranch Properties accounted for 34.1% and 20.5% of crude oil and natural gas sales volumes, respectively, during the six month period ended June 30, 2011 and accounted for 36.4% of the Partnership’s sales revenues during the six month period ended June 30, 2011. There are no sales volumes or revenues from the Cole Ranch Properties included in the results of operations for the six month period ended June 30, 2012.

The Partnership’s share of sales volumes from the two most significant wells in which the Partnership has an interest, the Gumbo II and the HBR A wells, totaled 1,683 barrels of crude oil and 12,638 Mcf of natural gas, or 93.7% and 98.7% of sales volumes for the six month period ended June 30, 2012, respectively. During the six month period ended June 30, 2011, the Partnership’s share of sales volumes from these two wells totaled 3,934 barrels of crude oil and 22,786 Mcf of natural gas, or 64.0% and 78.2% of the Partnership’s total sales volumes, respectively.   Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch Properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining estimated reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 42 and 11 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 5.1%, to an average price of $88.90 per Bbl for the six month period ended June 30, 2012, compared to an average price of $93.66 for the six month period ended June 30, 2011, and the sales price for natural gas decreased by 55.9%, to an average price of $2.41 per Mcf for the six month period ended  June 30, 2012, compared to an average price of $5.46 per Mcf for  the six month period ended June 30, 2011. Total sales revenues decreased by $543,832, or 74.1%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. Natural gas prices have been increasing since June 30, 2012, which may lead to an increase in average sales prices received for the third quarter of 2012. Natural gas sales revenues accounted for 16.2% of overall sales revenues for the six months ended June 30, 2012, compared to 21.7% of overall sales revenues for the six months ended June 30, 2011.  Crude oil continues to trade in a narrow range comparable to second quarter 2012 levels.

Lease operating expenses decreased from $156,126 during the six month period ended June 30, 2011 to $42,861 during the six month period ended June 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch Properties.  The Cole Ranch Properties accounted for $96,304 of the $156,126 of lease operating expenses incurred during the six month period ended June 30, 2011. Production taxes decreased from $53,021 during the six months ended June 30, 2011 to $12,867 during the six months ended June 30, 2012, comparable with the decline in sales revenues.

The Partnership incurred $115,109 of depletion, depreciation, and amortization expense and $178,344 of property impairment expense during the six month period ended June 30, 2012 compared to $152,147 of depletion, depreciation, and amortization expense and no property impairment expense during the six month period ended June 30, 2011.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership and declining production rates between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.  In addition, the Partnership incurred property impairment expense during the six month period ended June 30, 2012 primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impact the estimated remaining reserve lives and future net revenues expected to be received from Partnership properties.

The Partnership recognized $13,606 of accretion expense during the six month period ended June 30, 2012 compared to $8,826 of accretion expense during the comparable period during 2011, as the Partnership revised the estimated asset retirement date of the Gumbo II well due to its recent declining production and shortened estimated reserve life.

General and administrative costs decreased from $139,593 incurred during the six months ended June 30, 2011 to $95,136 incurred during the six months ended June 30, 2012, primarily due to decreased overhead charges from RELP.  Legal fees increased by approximately $22,000 as the Partnership reimbursed Reef for legal expenses incurred, but the administrative overhead charge to the Partnership decreased from $68,490 for the six months ended June 30, 2011 to $13,766 for the six months ended June 30, 2012.  The allocation of RELP’s overhead to the Partnership is a large portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs via Plaintiffs’ Second Amended Original Petition. With respect to Davis’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that Davis purchased.  Rather, she purchased her interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.2 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon

Defendants filed motions for partial summary judgment with respect to certain claims of all Plaintiffs, with the exception of Jaimie Davis.  Defendants’ motions for partial summary judgment were granted in part and denied in part.   More specifically, all of Plaintiffs’ registration claims under Section 33A(1) of the TSA and all claims under Section 33F(1) for control person liability as related to Section 33A(1) were dismissed.  Additionally, certain of Plaintiffs’ claims against Defendants for violations of Section 33A(2) of the TSA for material misrepresentations or omissions and claims for Section 33F(2) control person liability as related thereto were also dismissed.

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Reef Defendants in this litigation.   In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have exchanged some written discovery, and trial is scheduled for December 10, 2012.  No accrual has been recorded as of June 30, 2012. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $2,993 and $4,790, respectively, during the three and six month periods ended June 30, 2012 and $3,080 during the three and six month periods ended June 30, 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court. No accrual has been recorded as of June 30, 2012. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $13,324 and $20,823, respectively, during the three and six month periods ended June 30, 2012.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: August 10, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 10, 2012	By:	/s/ Daniel C. Sibley
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