Form 10-Q
period 2012-09-30
Reef Global Energy VII, L.P.
filed 2012-11-09
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

As of November 9, 2012, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2012	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$163,255	$124,643
Accounts receivable	3,300	18
Accounts receivable from affiliates	—	130,487
Total current assets	166,555	255,148

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,159,385 and $12,745,522	86,730	500,593
Net oil and gas properties	86,730	500,593

Total assets	$253,285	$755,741

Liabilities and partnership equity

Current liabilities:
Accounts payable	$54,179	$52,289
Accounts payable to affiliates	5,356	—
Total current liabilities	59,535	52,289

Long-term liabilities:
Asset retirement obligation	134,826	119,260
Total long-term liabilities	134,826	119,260

Partnership equity:
Limited partners	—	457,284
Managing general partner	58,924	126,908
Partnership equity	58,924	584,192

Total liabilities and partnership equity	$253,285	$755,741

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011

Oil, gas and NGL sales	$56,043	$294,047	$246,574	$1,028,411

Costs and expenses:
Lease operating expenses	24,180	60,907	67,041	217,033
Production taxes	5,017	18,913	17,884	71,934
Depreciation, depletion and amortization	41,055	90,455	156,164	242,602
Property impairment	79,355	—	257,699	—
Accretion of asset retirement obligation	1,960	1,676	15,566	10,502
General and administrative	57,730	46,372	152,866	185,965
Gain on sale of oil and gas properties	—	(4,262,418)	—	(4,262,418)
Total costs and expenses	209,297	(4,044,095)	667,220	(3,534,382)

Income (loss) from operations	(153,254)	4,338,142	(420,646)	4,562,793

Other income:
Interest income	—	22	4	67
Miscellaneous income	—	—	320	—
Total other income	—	22	324	67

Net income (loss)	$(153,254)	$4,338,164	$(420,322)	$4,562,860

Net income (loss) per limited partner unit	$(146.66)	$3,926.33	$(420.95)	$4,117.20
Net income (loss) per managing general partner unit	$(365.55)	$14,625.30	$(647.04)	$15,620.28

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2012	2011

Cash flows from operating activities
Net income (loss)	$(420,322)	$4,562,860
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	156,164	242,602
Property impairment	257,699	—
Accretion of asset retirement obligation	15,566	10,502
Gain on sale of oil and gas properties	—	(4,262,418)
Changes in operating assets and liabilities:
Accounts receivable	(3,282)	—
Accounts receivable from affiliates	130,487	19,229
Accounts payable	1,890	47,551
Accounts payable to affiliates	5,356	—
Net cash provided by operating activities	143,558	620,326

Cash flows from investing activities
Proceeds from sale of oil and gas properties	—	4,437,795
Property acquisition and development	—	(33,339)
Net cash provided by investing activities	—	4,404,456

Cash flows from financing activities
Partner distributions	(104,946)	(4,956,507)
Net cash used in financing activities	(104,946)	(4,956,507)

Net increase in cash and cash equivalents	38,612	68,275
Cash and cash equivalents at beginning of period	124,643	63,713
Cash and cash equivalents at end of period	$163,255	$131,988

Supplemental disclosure of non-cash investing transactions
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$—	$205,026

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2012

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2012. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “Annual Report”).  The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch properties (as defined below), which were comprised of eight productive wells. As a result of this sale, the Partnership has two significant producing properties that are expected to account for over 90% of future Partnership revenues. These two properties have estimated remaining economic reserve lives of 13 and 27 months, respectively, utilizing current prices, costs, and projected production volumes at September 30, 2012. The Partnership distributed the proceeds from the sale of the Cole Ranch properties to its partners, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. The continuing production volume declines, combined with recent price declines and the costs related to the two legal matters discussed in Note 4 below have resulted in negative cash flow for the three month period ended September 30, 2012, with cash flow measured by taking the Partnership net loss shown on the Statement of Operations and adding back non cash expenditures (depreciation, depletion and amortization, property impairment, and accretion of asset retirement obligation).  Although positive for the nine months ended September 30, 2012, cash flow has deteriorated each of the first three quarters of 2012, and current projections indicate that the Partnership will continue to experience negative cash flows under current operating conditions. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets, as a result of the declining cash flows.

2. Summary of Accounting Policies

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-

production method using estimated proved reserves, as determined by independent petroleum engineers.  Proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three and nine month periods ended September 30, 2012, the Partnership recognized property impairment expense of proved properties of $79,355 and $257,699, respectively. During the three and nine month periods ended September 30, 2011, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2012 and December 31, 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The Partnership has recognized an estimated liability for future plugging and abandonment costs. A liability for the estimated fair value of the future plugging and abandonment costs is recorded with a corresponding increase in the full cost pool at the time a new well is drilled or acquired.  Depreciation expense associated with estimated plugging and abandonment costs is recognized in accordance with the full cost methodology.

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

The following table summarizes the Partnership’s asset retirement obligation for the nine month period ended September 30, 2012 and the year ended December 31, 2011.

	Nine months ended	Year Ended
	September 30, 2012	December 31, 2011
Beginning asset retirement obligation	$119,260	$312,104
Accretion expense	15,566	12,182
Retirement related to sale of proved properties	—	(205,026)
Ending asset retirement obligation	$134,826	$119,260

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts payable, and accounts payable to affiliates approximates their carrying value due to their short-term nature.

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef Oil & Gas Partners, L.P. (“Reef”), the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2012, the Partnership incurred administrative costs totaling $10,720 and $31,795, respectively. During the three and nine month periods ended September 30, 2011, the Partnership incurred administrative costs totaling $24,579 and $103,439, respectively. The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2012 and 2011. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2012, the Partnership owed RELP $5,356 for net joint interest and general and administrative charges processed in excess of revenues. At December 31, 2011, RELP owed the Partnership $130,487 for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

The Partnership reimbursed to Reef legal fees totaling $4,420 and $9,210, respectively, during the three and nine month periods ended September 30, 2012 and $6,889 and $9,970, respectively, during the three and nine month periods ended September 30, 2011 pertaining to the ongoing Stevenson litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including the Partnership, and their claims involve their participation in these partnerships, including the Partnership. Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Defendants in this litigation.   In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have begun exchanging written discovery, and trial is scheduled for April 29, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court. No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $12,335 and $33,158, respectively, during the three and nine month periods ended September 30, 2012.

5. Partnership Equity

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the three and nine month periods ended September 30, 2012 is detailed below:

For the three months ended September 30, 2012

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(17,773)	$(365.55)
Limited partner units	923.783	(135,481)	$(146.66)
Total	972.403	$(153,254)

For the nine months ended September 30, 2012

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(31,459)	$(647.04)
Limited partner units	923.783	(388,863)	$(420.95)
Total	972.403	$(420,322)

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in six developmental prospects and participated in the drilling of eighteen successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership sold its interest in the Cole Ranch properties (as defined below), which were comprised of eight productive wells, during the third quarter of 2011 (see below) and has four successful wells that are productive, one that has been converted to a salt water disposal well, and five that are shut-in at September 30,

2012. During the three month period ended September 31, 2012, the Sellers Draw #1 well was shut-in by the operator and is awaiting plugging and abandonment operations. The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. The successful exploratory well ceased production during 2007. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership expended $21,574,409 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-nine wells and expended $137,512 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at his time; however, additional drilling activity is permitted on the Partnership prospects at the discretion of the Partnership’s managing general partner. Any additional capital expenditures would need to be funded by Partnership cash flows, if any, and would reduce Partnership distributions. The most recent distribution of cash flow to investors occurred in July 2012. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $107,020 at September 30, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties utilized to pay cash distributions to investors.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2012	2011	2012	2011
Sales volumes:
Crude oil (Barrels)	606	2,861	2,402	9,003
Natural gas (Mcf)	4,390	11,746	17,200	40,868

Average sales prices received:
Crude oil (Barrels)	$73.36	$84.04	$84.98	$90.60
Natural gas (Mcf)	$2.64	$4.57	$2.47	$5.20

The estimated net proved crude oil and natural gas reserves as of September 30, 2012 and 2011 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2012	1,400	24,070
September 30, 2011	7,847	92,885

Three months ended September 30, 2012 compared to the three months ended September 30, 2011

The Partnership incurred a net loss of $153,254 for the three month period ended September 30, 2012, compared to net income of $4,338,164 for the three month period ended September 30, 2011. Excluding the gain on sale related to the Cole Ranch properties described below, the Partnership had net income totaling $75,746 during the three month period ended September 30, 2011. The decrease in net income between these comparative periods is the result of the loss of the Cole Ranch property oil and gas production, declines in both production volumes from the Partnership’s two most significant remaining wells and in oil and gas sales prices, and increased legal fees reimbursed to RELP.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,262,418 during the three month period ended September 30, 2011.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch properties sold during the third quarter of 2011.  The Cole Ranch properties accounted for 35.4% and 5.5% of crude oil and natural gas sales volumes, respectively, during the three month period ended September 30, 2011 and accounted for 28.2% of the Partnership’s sales revenues during the three month period ended September 30, 2011. There are no sales volumes or revenues from the Cole Ranch properties included in the results of operations for the three month period ended September 30, 2012.

The Partnership’s share of production volumes from the two most significant wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas (“HBR A”), totaled 1,788 barrels of crude oil and 10,933 Mcf of natural gas, or 62.5% and 93.1% of Partnership production volumes, during the three month period ended September 30, 2011.  During the three month period ended September 30, 2012, the Partnership share of production volumes from these two wells totaled 564 barrels of crude oil and 4,330 Mcf of natural gas, or 93.0% and 98.6% of Partnership production volumes, a volume drop of approximately 64.4% on an EBO basis.  Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. As a result of declining sales prices, declining production volumes, and increases in lease operating expenses associated with water disposal costs, the current economic reserve life of the Gumbo II well was reduced from approximately 42 months to 13 months during the third quarter of 2012 using prices prepared in accordance with SEC rules and accounting standards and current costs. The economic reserve life of the HBR A well was increased from 11 to 27 months, as production volumes have stabilized over the past six months.

The sales price for crude oil decreased by12.7%, to an average price of $73.36 per Bbl for the three month period ended September 30, 2012 , compared to an average price of $84.04 for the three month period ended September 30, 2011, and the sales price for natural gas decreased by 42.2%, to an average price of $2.64 per Mcf for the three month period ended  September 30, 2012, compared to an average price of $4.57 per Mcf for the three month period ended September 30, 2011.

The combined effect of the loss of production from the Cole Ranch properties, decreased volumes from the Partnership’s two most significant remaining wells, and decreased prices caused total sales revenues to decrease by $238,004, or 80.9%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales will not be sufficient to cover the Partnership’s lease operating expenses, production taxes general and administrative costs.

Lease operating expenses decreased from $60,907 during the three month period ended September 30, 2011 to $24,180 during the three month period ended September 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch properties.  The Cole Ranch properties accounted for $34,701 of the $60,907 of lease operating expenses incurred during the three month period ended September 30, 2011. Production taxes decreased from $18,913 during the three months ended September 30, 2011 to $5,017 during the three months ended September 30, 2012, due primarily to the decline in sales revenues.

The Partnership incurred $41,055 of depletion, depreciation, and amortization expense and $79,355 of property impairment expense during the three month period ended September 30, 2012 compared to $90,455 of depletion, depreciation, and amortization expense and no property impairment expense during the three month period ended September 30, 2011.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership resulting primarily from $178,344 of property impairment taken during the second quarter of 2012.  The impairment expense of $79,355 incurred during the three month period ended September 30, 2012 was incurred primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impacts the remaining estimated reserve lives and future net revenues expected to be received from Partnership properties.

General and administrative costs increased from $46,372 incurred during the three months ended September 30, 2011 to $57,730 incurred during the three months ended September 30, 2012.  Legal fees reimbursed to RELP, including fees related to the two legal matters described in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report increased from $10,994 for the three month period ended September 30, 2011 to $21,845 during the three month period ended September 30, 2012. Additionally, the Partnership incurred a non-recurring fee of approximately $8,300 with a third party vendor for assistance in complying with new SEC regulations. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $20,718 for the three month period ended September 30, 2011 to $6,264 for the three month period ended September 30, 2012.

Nine months ended September 30, 2012 compared to the nine months ended September 30, 2011

The Partnership incurred a net loss of $420,322 for the nine month period ended September 30, 2012, compared to net income of $4,562,860 for the nine month period ended September 30, 2011. Excluding the gain on sale related to the Cole Ranch properties described below, the Partnership had net income totaling $300,442 during the nine month period ended September 30, 2011. The decrease in net income between these comparative periods is the result of the loss of the Cole Ranch property oil and gas production, declines in production volumes from the Partnership’s two most significant remaining wells and in oil and gas sales prices, property impairment cost, and increased legal fees reimbursed to RELP

On August 24, 2011, the Partnership completed the sale of the Cole Ranch properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,262,418 during the nine month period ended September 30, 2011.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch properties sold during the third quarter of 2011.  The Cole Ranch properties accounted for 34.5% and16.2% of crude oil and natural gas sales volumes, respectively, during the nine month period ended September 30, 2011 and accounted for 33.3% of the partnership’s sales revenues during the nine month period ended September 30, 2011. There are no sales volumes or revenues from the Cole Ranch properties included in the results of operations for the nine month period ended September 30, 2012.

The Partnership share of production volumes from the two most significant wells in which the Partnership has an interest, the Gumbo II and the HBR A wells, totaled 5,722 barrels of crude oil and 33,720 Mcf of natural gas, or 63.6% and 82.5% of Partnership production volumes, during the nine month period ended September 30, 2011. During the nine month period ended September 30, 2012, the Partnership share of production volumes from these two wells totaled 2,247 barrels of crude oil and 16,968 Mcf of natural gas, or 93.5% and 98.7% of Partnership production volumes, a volume drop of approximately 55.3% on an EBO basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. As a result of declining sales prices, declining production volumes, and increases in lease operating expenses associated with water disposal costs, the current economic reserve life of the Gumbo II well was reduced during the third quarter of 2012 from approximately 42 months to 13 months using prices prepared in accordance with SEC rules and accounting standards and current costs. The economic reserve life of the HBR A well was increased from 11 to 27 months, as production volumes have stabilized over the past six months.

The sales price for crude oil decreased by 6.2%, to an average price of $84.98 per barrel for the nine month period ended September 30, 2012, compared to an average price of $90.60 for the nine month period ended September 30,

2011, and the sales price for natural gas decreased by 52.5%, to an average price of $2.47 per Mcf for the nine month period ended  September 30, 2012, compared to an average price of $5.20 per Mcf for  the nine month period ended September 30, 2011.

The combined effect of the loss of production from the Cole Ranch properties, decreased volumes from the partnership’s two most significant wells, and decreased prices caused total sales revenues to decrease by $781,837, or 76.0%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. However, at current production volume levels, which are expected to continue to decline in future periods, revenues generated from crude oil and natural gas sales will not be sufficient to cover the Partnership’s lease operating expenses, production taxes and general and administrative costs.

Lease operating expenses decreased from $217,033 during the nine month period ended September 30, 2011 to $67,041 during the nine month period ended September 30, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch properties.  The Cole Ranch properties accounted for $131,005 of the $217,033 of lease operating expenses incurred during the nine month period ended September 30, 2011. Production taxes decreased from $71,934 during the nine months ended September 30, 2011 to $17,884 during the nine months ended September 30, 2012, due primarily to the decline in sales revenues.

The Partnership incurred $156,164 of depletion, depreciation, and amortization expense and $257,699 of property impairment expense during the nine month period ended September 30, 2012 compared to $242,602 of depletion, depreciation, and amortization expense and no property impairment expense during the nine month period ended September 30, 2011.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership resulting primarily from the $242,602 of property impairment taken during 2012.  The impairment expense of $257,699 incurred during the nine month period ended September 30, 2012 was incurred primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impacts the remaining estimated reserve lives and future net revenues expected to be received from Partnership properties.

General and administrative costs decreased from $185,965 incurred during the nine months ended September 30, 2011 to $152,866 incurred during the nine months ended September 30, 2012, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all partnerships. The administrative overhead charge to the Partnership decreased from $89,208 for the nine month period ended September 30, 2011 to $20,029 for the nine month period ended September 30, 2012. This decrease was partially offset by increased legal fees reimbursed to RELP, including fees related to the two legal matters discussed in Note 4 of the unaudited Condensed Financial Statements reported in this Quarterly Report. These legal fees increased from $17,709 to $50,551, respectively, for the nine month periods ended September 30, 2011 and 2012.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless, and with respect to many of the Reef programs named in the Petition, Defendants believe that the claims for fraud are barred by limitations, as are any claims for rescission or breach of fiduciary duty with respect to those programs.  In addition, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

With respect to Plaintiff Davis, Defendants were aware that she was simultaneously pursuing a FINRA arbitration claim against the individual and broker-dealer from whom she purchased her interests in the only Reef program in which she participated and on which she is suing the Defendants in this litigation.   In March 2012, the FINRA panel found against Davis on all of her claims, including those that pertained to her Reef purchases in the sole Reef program in which she participated.  As of this time, the parties have begun exchanging written discovery, and trial is scheduled for April 29, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $4,420 and $9,210, respectively, during the three and nine month periods ended September 30, 2012 and $6,889 and $9,969, respectively, during the three and nine month periods ended September 30, 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants. In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs.  The Partnership owns an interest in the well in question, and if the Plaintiffs were successful, the Partnership would be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  No trial date has been set by the Court. No accrual has been recorded as of September 30, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is expensing its share of the costs of defending this lawsuit as incurred, and has paid $12,335 and $33,158, respectively, during the three and nine month periods ended September 30, 2012.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P. Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC, its general partner

Dated: November 9, 2012	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 9, 2012	By:	/s/ Daniel C. Sibley
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