Form 10-K
period 2012-12-31
Reef Global Energy VII, L.P.
filed 2013-03-28
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☐

Non accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐ No ☒

No market currently exists for the limited and general partnership interests of the registrant.

As of March 28, 2013, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.784 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VII, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012

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

Other partnerships formed as a part of the Program also own working interests in some of the prospects owned by this Partnership. Reef also purchased working interests in certain partnership prospects for some of the other partnerships it manages. In instances where the percentage ownership of the Partnership and Reef-affiliated entities in a prospect is large enough, Reef Exploration, L.P. (RELP), an affiliate of Reef, serves as operator of the prospect. RELP originally served as operator of three developmental and two exploratory Partnership prospects.

In this Annual Report on Form 10-K (Annual Report), we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in three developmental and one exploratory prospect internally sourced by RELP, and three developmental and six exploratory prospects generated by third parties.  A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A developmental well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a developmental well, including wells drilled to find and produce oil or gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of oil or gas, or wells drilled to extend a known reservoir.

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

Drilling and Completion Phase of Operations

On all prospects operated by RELP, drilling operations were contracted to independent third party drillers, and the costs of the wells to the Partnership were determined by actual third party costs, plus monthly operator fees charged at the competitive rate for the geographical area where the wells are located.

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that fail to result in the discovery of commercial quantities of crude oil or natural gas are plugged and abandoned in accordance with applicable regulations.  The Partnership participated in the drilling of nineteen successful and three unsuccessful developmental wells, and one successful and six unsuccessful exploratory wells on the thirteen Partnership prospects.  As of December 31, 2012 the successful exploratory well and one successful developmental well have been plugged and abandoned. Eight successful Cole Ranch wells were sold during 2011. One of the successful developmental wells was converted to an active salt water disposal well during 2010. Of the remaining nine successful developmental wells, six are productive and three are shut-in at December 31, 2012.

Operations on two of the developmental and one of the exploratory prospects operated by RELP have ceased as a result of the sale or plugging and abandonment of the wells drilled on those prospects. RELP is currently the operator of nine successful developmental wells on one developmental and one exploratory prospect in which the Partnership has a working interest. As a well operator, RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The wells are subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America. The Partnership also has a working interest in one successful developmental well on one non-operated developmental prospect.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities, were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in the drilling of nineteen successful developmental wells and one successful exploratory well. As of December 31, 2012, the Partnership has working interests in nine wells operated by RELP and one well operated by a third party.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement among the Partnership, Reef Exploration, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers, and with Energen Resources Corporation (“Energen”) as buyer.  This agreement included the sale of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”) for an aggregate purchase price to the selling parties of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale whereby Energen received all economic interests in the Cole Ranch Properties as if those properties had been transferred to Energen on July 1, 2011.  Prior to the sale, RELP had served as the operator of the eight successful developmental wells located on the Cole Ranch Properties.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2012, one marketer and one operator accounted for 14.4% and 79.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2011, one marketer and one operator accounted for 27.5% and 63.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2010, two marketers and one operator accounted for 20.1%, 35.5%, and 43.5% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

Insurance

The Partnership is a named insured under blowout, pollution, public liability and workmen’s compensation insurance policies obtained by RELP. Such insurance, however, may not be sufficient to cover all liabilities.  Each unit held by general partners represents a joint and several liability for unforeseen events including, without limitation, blowouts, lost circulation, and stuck drill pipe that may result in unanticipated additional liability materially in excess of a general partner’s initial investment in the Partnership.

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

In accordance with the Partnership Agreement of the Partnership, all general partner units held by investors were converted into limited partner units during the third quarter of 2008. At that time, Reef amended the Certificate of Limited Partnership to effectuate the conversion of the interest of the former non-Reef general partners to that of a limited partner. Non-Reef general partners have limited liability as a limited partner for any Partnership operations conducted after their conversion date. However, non-Reef general partners that converted to limited partners continue to have unlimited liability regarding partnership activities that occurred prior to their conversion date.

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

•                                the success of efforts to market competitive fuels, such as coal and nuclear energy and the growth and/or success of alternative energy sources such as wind and solar power;

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

During 2011, the Partnership sold its interest in the Cole Ranch Properties (eight productive wells). As a result of this sale, the Partnership has two significant producing properties that are expected to account for over 90% of future Partnership revenues. These two properties have estimated remaining economic reserve lives of 11 and 23 months, respectively, utilizing current prices, costs, and projected production volumes at December 31, 2012. The

Partnership distributed the Cole Ranch sales proceeds to investors, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2012, and by actual production volumes from the Partnership’s most significant wells. Current projections indicate that subsequent to December 2012,  revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.  Reef, as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to plug and abandon all Partnership wells at the end of their economic lives and pay for general and administrative costs.  Our independent registered public accounting firm’s opinion on our 2012 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 22.5% of the Partnership’s estimated proved reserves were crude oil reserves and 77.5% were natural gas reserves at December 31, 2012. As a result, the Partnership’s financial results are sensitive to fluctuations in both crude oil and natural gas prices.

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

The oil and gas industry is cyclical and tends to reflect general economic conditions. The United States and other countries around the world experienced an economic downturn in 2008 and 2009 which had an adverse impact on demand and pricing for crude oil and natural gas. Another downturn similar to that experienced in 2008 and 2009 could lead to a similar negative impact on crude oil and natural gas prices as a result of reduced demand for crude oil and natural gas. This would likely have a significant impact on the Partnership’s operating cash flows and profitability. Declines in crude oil and natural gas prices may also impact the value of our crude oil and natural gas reserves, which could result in future impairment charges to reduce the carrying value of the Partnership’s oil and gas properties.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2012 are based upon the 12-month unweighted arithmetic average of the first-day-of-the-month prices and costs in effect when the estimate is made. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership’s two significant producing properties are located in the coastal regions of Louisiana and Texas. This area is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s operations or distribution of revenues, if any.

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

The oil and gas industry is highly competitive. Competition is encountered in all aspects of Partnership operations, including the requisition of service contractors. Many of our competitors are larger, well-established companies with substantially larger operating staffs and greater capital resources than those of the Partnership, Reef and its affiliates. We may not be able to conduct our operations successfully, obtain service contractors, consummate transactions, and obtain technical, managerial and other professional personnel in this highly competitive environment. Specifically, larger competitors may be able to pay more for competent personnel than the Partnership, Reef and its affiliates. In addition, such competitors may be able to expend greater resources on the existing and changing technologies that will be increasingly important to success. Such competitors may also be in a better position to secure oilfield services, as well as equipment, more timely or on more favorable terms. Finally, oil and gas producers are increasingly facing competition from providers of non-fossil energy, and government policy may favor those competitors in the future.

The Partnership has limited external sources of funds, which could result in a shortage of working capital.

The Partnership only has nominal funds available for Partnership purposes unless there are revenues from Partnership operations.  Any future requirement for additional funding for development, operations, and asset retirements will have to come from the Partnership’s working capital or future revenues. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef, as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to plug and abandon all Partnership wells at the end of their economic lives and pay for general and administrative costs.

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

ITEM 1B.                                       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                                                PROPERTIES

Drilling Activities and Productive Wells

The Partnership purchased working interests in prospects located onshore in Texas, Louisiana, New Mexico, and Wyoming. The Partnership purchased working interests in six developmental prospects. The Partnership participated in drilling eighteen successful developmental wells and one unsuccessful developmental well on four developmental prospects located in Glasscock County, Texas, Terrebonne Parish, Louisiana, Park County, Wyoming, and Eddy County, New Mexico. The Partnership participated in drilling two unsuccessful developmental wells on two developmental prospects located in San Patricio and Lavaca County, Texas.

The Partnership purchased working interests in seven exploratory prospects, upon which a total of seven exploratory wells and one developmental well were drilled. The Partnership participated in drilling one successful exploratory well, one successful developmental well, and six unsuccessful exploratory wells on seven exploratory prospects located in St. Mary, Iberville, Cameron Parish, Louisiana, and San Patricio, Lavaca (two prospects), and Galveston County, Texas.

On August 24, 2011, the Partnership completed the sale of certain assets in accordance with a Purchase and Sale Agreement among the Partnership, Reef Exploration, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P., affiliates of the Partnership, as sellers, and with Energen as buyer.  This agreement included the sale of the Cole Ranch Properties for an aggregate purchase price to the selling parties of $10,000,000, subject to certain purchase price adjustments. The Partnership received approximately $4,438,400 of the purchase price, prior to purchase price adjustments. The Cole Ranch Properties were assigned directly to Energen at closing pursuant to an Assignment, Conveyance and Bill of Sale whereby Energen received all economic interests in the Cole Ranch Properties as if those properties had been transferred to Energen on July 1, 2011.  Prior to the sale, RELP had served as the operator of the eight successful developmental wells located on the Cole Ranch Properties.  Net proceeds received by the Partnership related to this sale were distributed to the partners in 2011.

As of December 31, 2012 one successful exploratory well and one successful developmental well have been plugged and abandoned. Eight successful Cole Ranch wells were sold during 2011. One of the successful developmental wells was converted to an active salt water disposal well during 2010. Of the remaining nine successful developmental wells, six are productive and three are shut-in as of December 31, 2012.

Proved Crude Oil and Natural Gas Reserves

Estimates of the Partnership’s proved reserves are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs.  All of the Partnership’s reserves are located in the United States.

The estimated net proved crude oil and natural gas reserves at December 31, 2012, 2011, and 2010 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2010	47,700	231,180
Net proved reserves as of December 31, 2011	6,640	90,700
Net proved reserves as of December 31, 2012	920	19,000

The standardized measure of discounted future net cash flows as of December 31, 2012, 2011, and 2010 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2010	$2,097,800
Standardized measure of discounted future net cash flows as of December 31, 2011	$655,210
Standardized measure of discounted future net cash flows as of December 31, 2012	$55,310

During the year ended December 31, 2012, the Partnership recorded property impairment costs of proved properties totaling $257,699 as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.  During the years ended December 31, 2011 and 2010, the Partnership recorded no property impairment costs of proved properties.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum consulting company, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2012, 2011, and 2010 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2012, 2011, and 2010. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, is primarily responsible for overseeing the preparation of reserve estimates by FGA.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over eighteen years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of December 31, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the Audited Financial Statements reported in this Annual Report. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $11,612, $11,124, and 8,621, respectively, during the years ended December 31, 2012, 2011 and 2010.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question.  However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of December 31, 2012 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2012, the Partnership had one managing general partner, and 883 non-Reef investor partners (“investor partners”). Reef holds a total of 48.620 general partner units and the investor partners hold 923.784 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is available for distribution to the partners in accordance with the Partnership Agreement. The Partnership has made cash distributions to the partners of interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs since August 2006. Cash distributions are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners. In January 2013, the Partnership made a cash distribution to investor partners from the Partnership’s fourth quarter 2012 cash flows. However, current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2012.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2012	2011	2010	2009	2008

Revenue	$303,660	$1,158,549	$1,521,877	$1,417,297	$2,861,452
Interest income	4	84	204	1,447	8,577
Miscellaneous income	320	—	—	—	—
Costs and expenses	(695,694)	3,357,719	(1,153,515)	(1,784,765)	(6,839,025)
Net income (loss)	(391,710)	4,516,352	368,566	(366,021)	(3,968,996)

Allocation of net income (loss):
Managing general partner units	(23,157)	758,789	105,269	29,970	(80,234)
General partner units	—	—	—	—	243,801
Limited partner units	(368,553)	3,757,563	263,297	(395,991)	(4,132,563)
Net income (loss) per managing general partner unit	(476.29)	15,606.52	2,165.13	616.41	(1,650.23)
Net income per general partner unit	—	—	—	—	329.01
Net income (loss) per limited partner unit	(398.96)	4,067.58	285.02	(428.66)	(4,209.61)

Total assets	252,330	755,741	1,438,351	1,704,660	2,745,502
Distributions to managing general partner	16,214	779,657	91,741	7,961	270,190
Distributions to investor partners	88,731	4,266,669	502,052	43,823	1,478,610
Distributions per general partner unit	—	—	—	—	703.38
Distributions per limited partner unit	96.05	4,618.69	543.47	47.44	1,600.61
Distributions per managing general partner unit	333.48	16,035.73	1,886.89	163.73	5,557.18

Operating Data
Annual sales volume:
Gas (MCF)	21,442	50,796	96,722	140,623	131,512
Oil (BBL)	2,951	10,056	14,268	15,201	16,045

Average sales price:
Gas (per MCF)	$2.67	$4.75	$5.02	$4.20	$9.66
Oil (per BBL)	$83.48	$91.19	$72.63	$54.42	$99.15

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

In applying the full cost method, we perform a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of  unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statement of operations.  No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the year ended December 31, 2012, the Partnership recognized property impairment expense of proved properties totaling $257,699.  During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.  During the year ended December 31, 2011, the Partnership recognized gain of $4,254,098 related to the Partnership’s sale and disposition of all rights, title, and interest in the Cole Ranch Properties.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineer at December 31, 2012, 2011, and 2010, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

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

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2012 and 2011.

	2012	2011
Beginning asset retirement obligation	$119,260	$312,104
Accretion expense	19,845	12,182
Retirement related to sale of proved properties	—	(205,026)
Retirement related to property abandonment and restoration	(24,651)	—
Ending asset retirement obligation	$114,454	$119,260

The portion of the Partnership’s asset retirement obligation associated with properties having estimated remaining economic lives of less than twelve months is classified as a current liability on the accompanying balance sheet.

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2012, 2011 and 2010, the Partnership had no material gas imbalance positions.

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop, and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The majority of the Partnership’s proceeds were used to purchase working interests in prospects and drill oil and gas wells upon those prospects.

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and used those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of operating and general and administrative costs, are distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. The Partnership currently has no plans to drill additional wells on any Partnership prospect, or to acquire additional prospects.

The Partnership does not operate in any other industry segment. During the drilling and completion phase of operations, the Partnership expended approximately $1,977,000 for the purchase of working interests in six developmental prospects, and expended approximately $701,000 for the purchase of working interests in seven exploratory prospects. The Partnership purchased working interests in seven prospects in Texas, four in Louisiana, one in Wyoming, and one in New Mexico, all of which are located onshore. The Partnership participated in drilling twenty-two developmental and seven exploratory wells on these prospects during 2006 to 2008. The Partnership participated in drilling nineteen successful developmental wells and three unsuccessful developmental wells. The Partnership participated in drilling one successful exploratory well and six unsuccessful exploratory wells.

As of December 31, 2012, the successful exploratory well and one successful developmental well have been plugged and abandoned. Eight successful Cole Ranch wells were sold during 2011. One of the successful developmental wells was converted to an active salt water disposal well during 2010. Of the remaining nine successful developmental wells, six are productive and three are shut-in as of December 31, 2012.

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

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors the net cash flow from interest income and crude oil and natural gas sales revenues from successful wells, less operating and general and administrative costs.

The Partnership had working capital of $71,452 at December 31, 2012. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

Results of Operations

Year ended December 31, 2012 compared to Year Ended December 31, 2011

During the year ended December 31, 2012, the Partnership incurred a net loss of $391,710, compared to net income of $4,516,352 for the year ended December 31, 2011. Excluding the gain on sale related to the Cole Ranch properties described below, the Partnership had net income totaling $262,254 during the year ended December 31, 2011. The decrease in net income between these comparative periods is the result of the loss of the Cole Ranch property oil and gas production, declines in production volumes from the Partnership’s two most significant remaining wells and in oil and gas sales prices, and property impairment cost.

On August 24, 2011, the Partnership completed the sale of the Cole Ranch properties to Energen, effective July 1, 2011.  The Partnership recognized a gain related to this transaction of $4,254,098 during the year ended December 31, 2011.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity, and the sale of eight producing wells on the Cole Ranch properties during the third quarter of 2011.  The Cole Ranch properties accounted for 27.3% and 13.0% of crude oil and natural gas sales volumes, respectively, during the year ended December 31, 2011 and accounted for 27.5% of the Partnership’s sales revenues during the year ended December 31, 2011. There are no sales volumes or revenues from the Cole Ranch properties included in the results of operations for the year ended December 31, 2012.

The Partnership share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas Unit (“HBR A”) wells, totaled 7,040 barrels of crude oil and 43,585 Mcf of natural gas, or 70.0% and 85.8% of Partnership production volumes, during the year ended December 31, 2011. During the year ended December 31, 2012, the Partnership share of production volumes from these two wells totaled 2,772 barrels of crude oil and 21,155 Mcf of natural gas, or 93.9% and 98.7% of Partnership production volumes, a volume drop of approximately 56.0% on an equivalent barrel of oil (“EBO”) basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties the Partnership previously sold, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining economic reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 11 and 23 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 8.5%, to an average price of $83.48 per barrel for the year ended December 31, 2012, compared to an average price of $91.19 for the year ended December 31, 2011, and the sales price for natural gas decreased by 43.8%, to an average price of $2.67 per Mcf for the year ended December 31, 2012, compared to an average price of $4.75 per Mcf for the year ended December 31, 2011.

The combined effect of the loss of production from the Cole Ranch properties, decreased volumes from the partnership’s two most significant wells, and decreased prices caused total sales revenues to decrease by $854,889, or 73.8%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, which are expected to continue to decline in future periods, projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses decreased from $263,003 during the year ended December 31, 2011 to $84,664 during the year ended December 31, 2012, primarily due to the sale of the Partnership’s interest in the Cole Ranch properties.  The Cole Ranch properties accounted for $132,031 of the $263,003 of lease operating expenses incurred during the year ended December 31, 2011. Production taxes decreased from $87,902 during the year ended December 31, 2011 to $22,260 during the year ended December 31, 2012, due primarily to the decline in sales revenues.

The Partnership incurred $171,180 of depletion, depreciation, and amortization expense and $257,699 of property impairment expense during the year ended December 31, 2012 compared to $313,136 of depletion, depreciation, and amortization expense and no property impairment expense during the year ended December 31, 2011.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership resulting primarily from the sale of the Cole Ranch properties during the third quarter of 2011.  The impairment expense of $257,699 incurred during the year ended December 31, 2012 was the result of the reduction in the economic reserve life of the Gumbo II well, which reduced the Partnership’s economic recoverable reserves.

General and administrative costs decreased from $220,156 incurred during the year ended December 31, 2011 to $140,046 incurred during the year ended December 31, 2012, primarily due to decreased overhead charges from RELP. The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $100,439 for the year ended December 31, 2011 to $24,477 for the year ended December 31, 2012.

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

Partnership oil and gas sales volumes are declining due to natural production declines from existing Partnership wells, the sale of the eight Cole Ranch wells during the third quarter of 2011, and the fact that the Partnership is not drilling and has no plans to conduct additional drilling activity. The HBR A well experienced a 78.9% decline in gas volumes with the Partnership’s share of gas volumes declining from approximately 43,202 Mcf during the year ended December 31, 2010 to approximately 9,107 Mcf during the year ended December 31, 2011. The Partnership’s share of sales volumes from the two most significant wells in which the Partnership has an interest, the Gumbo II well and the HBR A well, totaled 7,040 barrels of crude oil and 43,585 Mcf of natural gas, or 70.0% of sales volume of crude oil and 85.8% of sales volume of natural gas for the year ended December 31, 2011, respectively. During the year ended December 31, 2010, the Partnership’s share of sales volumes from these two wells totaled 8,445 barrels of crude oil and 81,754 Mcf of natural gas, or 59.2% and 84.5% of the Partnership’s total sales volumes, respectively.  In addition, sales volumes from the eight Cole Ranch wells declined by almost 8,000 Mcf due to the sale of the Partnership’s interests in these wells on August 24, 2011. The eight Cole Ranch wells provided approximately 34.1% of the Partnership’s oil volumes and 20.5% of the Partnership’s gas volumes during the first half of 2011. Beginning in November 2011, production volumes from the Gumbo II well began declining as a result of increasing water production from the well. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. At December 31, 2011, the estimated reserve lives of the Gumbo II and HBR A wells were estimated to be approximately 5.83 and 1.14 years, respectively, using then current prices and costs.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2012 and 2011, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2012.

ITEM 7A.                                       QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Assuming the production levels we attained during the year ended December 31, 2012, a 10% change in the price received for our crude oil would have had an approximate $24,650 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $5,630 impact on our natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2012.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	56	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	61	Chief Financial Officer and General Counsel of RELP
David M. Tierney	60	Chief Financial Reporting Officer and Treasurer of RELP

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

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2012, 2011 and 2010, the Partnership reimbursed Reef $0, $0, and $11,836, respectively, for technical services costs which have been capitalized as project costs, and $38,536, $116,958, and $179,146, respectively, for administrative costs included as general and administrative expenses.

Operator fees are payable to RELP for the wells on the five prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2012, 2011 and 2010, the Partnership paid operator fees totaling $7,019, $35,004, and $46,536 to RELP. As of December 31, 2012, RELP serves as operator for two Partnership prospects containing five productive wells, three shut-in wells, and one salt water disposal well.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2012 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2012	2011
Audit fees	$49,246	$50,616
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Date: March 28, 2013	REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)
Michael J. Mauceli		March 28, 2013

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 28, 2013
Daniel C. Sibley

EXHIBIT INDEX

3.1(a) (i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52540, as filed with the SEC on March 30, 2007).

3.1(a) (ii)

Certificate of Amendment to the Certificate of Limited Partnership of Reef Global Energy VII, L.P., dated August 27, 2008 (incorporated by reference to Exhibit 3.1(i)(a) to Form 8-K, SEC File No. 000-52540, as filed with the SEC on September 3, 2008).

3.1(a) (iii)

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

10.2

Purchase and Sale Agreement, dated August 24, 2011, among Reef Global Energy VIII, L.P., Reef Exploration, L.P., Reef Global Energy VIII, L.P., Reef Global Energy IX, L.P., and Energen Resources Corporation (incorporated by reference to Exhibit 10.2 of the report on Form 10-K, SEC File No. 000-52540, as filed with the SEC on March 27, 2012).

23.2	*	Consent of Forrest A. Garb & Associates, Inc.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1	*	Summary Reserve Report of Forrest A. Garb & Associates, Inc.

101	*

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

* Filed herewith

Reef Global Energy VII, L.P.

Financial Statements

Years Ended December 31, 2012, 2011, and 2010

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VII, L.P.

Richardson, Texas

We have audited the accompanying balance sheets of Reef Global Energy VII, L.P. as of December 31, 2012 and 2011, and the related statements of operations, partnership equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has two significant producing properties that are expected to account for a majority of future revenues.  These two properties have limited estimated economic reserve lives as of December 31, 2012. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received subsequent to December 31, 2012 and by actual production volumes from the Partnership’s most significant wells.  Current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. These and other factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Dallas, Texas
March 28, 2013

Reef Global Energy VII, L.P.

Balance Sheets

December 31,	2012	2011

Assets

Current assets:
Cash and cash equivalents	$159,415	$124,643
Accounts receivable	3,300	18
Accounts receivable from affiliates	40,789	130,487
Total current assets	203,504	255,148

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $13,197,289 and $12,745,522	48,826	500,593
Net oil and gas properties	48,826	500,593

Total assets	$252,330	$755,741

Liabilities and partnership equity

Current liabilities:
Accounts payable	50,339	52,289
Current portion of asset retirement obligation	81,713	—
Total current liabilities	132,052	52,289

Long-term liabilities:
Asset retirement obligation	32,741	119,260
Total long-term liabilities	32,741	119,260

Commitments and contingencies (Note 5)

Partnership equity
Limited partners	—	457,284
Managing general partner	87,537	126,908
Partnership equity	87,537	584,192

Total liabilities and partnership equity	$252,330	$755,741

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Operations

	For the Years Ended December 31,
	2012	2011	2010

Revenues:	$303,660	$1,158,549	$1,521,877

Costs and expenses:
Lease operating expenses	84,664	263,003	269,854
Production taxes	22,260	87,902	45,411
Depreciation, depletion and amortization	171,180	313,136	540,316
Property impairment	257,699	—	—
Accretion of asset retirement obligation	19,845	12,182	16,448
General and administrative	140,046	220,156	281,486
Gain on sale of oil and gas properties	—	(4,254,098)	—
Total costs and expenses	695,694	(3,357,719)	1,153,515

Income (loss) from operations	(392,034)	4,516,268	368,362

Other income:
Interest income	4	84	204
Miscellaneous income	320	—	—
Total other income	324	84	204

Net income (loss)	$(391,710)	$4,516,352	$368,566

Net income (loss) per limited partner unit	$(398.96)	$4,067.58	$285.02
Net income (loss) per managing general partner unit	$(476.29)	$15,606.52	$2,165.13

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Partnership Equity

	General partners		Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2009	—	$—	923.784	$1,205,145	48.620	$134,248	972.404	$1,339,393
Partner distributions	—	—	—	(502,052)	—	(91,741)	—	(593,793)
Net income	—	—	—	263,297	—	105,269	—	368,566
Balance at December 31, 2010	—	$—	923.784	$966,390	48.620	$147,776	972.404	$1,114,166

Distribution amount per partnership unit		$—		$543.47		$1,886.89

Balance at December 31, 2010	—	—	923.784	966,390	48.620	147,776	972.404	1,114,166
Partner distributions	—	—	—	(4,266,669)	—	(779,657)	—	(5,046,326)
Net income	—	—	—	3,757,563	—	758,789	—	4,516,352
Balance at December 31, 2011	—	$—	923.784	$457,284	48.620	$126,908	972.404	$584,192

Distribution amount per partnership unit		$—		$4,618.69		$16,035.73

Balance at December 31, 2011	—	—	923.784	457,284	48.620	126,908	972.404	584,192
Partner distributions	—	—	—	(88,731)	—	(16,214)	—	(104,945)
Net loss	—	—	—	(368,553)	—	(23,157)	—	(391,710)
Balance at December 31, 2012	—	$—	923.784	$—	48.620	$87,537	972.404	$87,537

Distribution amount per partnership unit		$—		$96.05		$333.48

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2012	2011	2010
Operating Activities
Net income (loss)	$(391,710)	$4,516,352	$368,566
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(1,763)	—	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	171,180	313,136	540,316
Property impairment	257,699	—	—
Accretion of asset retirement obligation	19,845	12,182	16,448
Gain on sale of oil and gas properties	—	(4,254,098)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,282)	(18)	3,471
Accounts receivable from affiliates	89,698	83,721	100,189
Accounts payable	(1,950)	40,208	6,404
Accounts payable to affiliates	—	—	(70,096)
Net cash provided by operating activities	139,717	711,483	965,298

Investing Activities
Proceeds from sale of oil and gas properties	—	4,429,474	—
Property acquisition and development	—	(33,701)	(371,224)
Net cash provided by (used in) investing activities	—	4,395,773	(371,224)

Financing Activities
Partner distributions	(104,945)	(5,046,326)	(593,793)
Net cash used in financing activities	(104,945)	(5,046,326)	(593,793)

Net increase in cash and cash equivalents	34,772	60,930	281
Cash and cash equivalents at beginning of period	124,643	63,713	63,432
Cash and cash equivalents at end of period	$159,415	$124,643	$63,713

Non-cash investing transactions
Property additions and asset retirement obligation	$—	$—	$6,162
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$—	$205,026	$—
Adjustment to property and asset retirement obligation	$22,888	$—	$—

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

Upon completion of the Partnership’s drilling program in 2008, all general partner units held by investors other than the managing general partner were converted into limited partner units. The Partnership currently has 923.784 units of limited partner interest and 48.620 units of general partner interest outstanding.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. The Partnership did not repurchase any units in 2012, 2011, or 2010.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners. Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Quarterly cash distributions to partners, if any,  are based upon the number and type of partnership units held at the close of the prior quarter.  Cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs are distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch properties, which were comprised of eight productive wells. As a result of this sale, the Partnership has two significant producing properties that are expected to account for over 90% of future Partnership revenues. These two properties have estimated remaining economic reserve lives of 11 and 23 months, respectively, utilizing current prices, costs, and projected production volumes at December 31, 2012. The Partnership distributed the proceeds from the sale of the Cole Ranch properties to its partners, and has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from Partnership wells will be significantly impacted by actual prices received, and by actual production volumes from the Partnership’s most significant wells. Current projections indicate that subsequent to December 31, 2012, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner is considering several options related to the Partnership, including the possible sale of marketable assets, as a result of the declining cash flows.

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

production method using estimated proved reserves, as determined by independent petroleum engineers.  For these purposes, proved natural gas reserves are converted to equivalent barrels of crude oil at a rate of 6 Mcf to 1 Bbl.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the 12-month unweighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the year ended December 31, 2012, the Partnership recognized property impairment expense of proved properties totaling $257,699. During the years ended December 31, 2011 and 2010, the Partnership recognized no property impairment expense of proved properties.  During the year ended December 31, 2011, the Partnership recognized gain of $4,254,098 related to the Partnership’s sale and disposition of all rights, title, and interest in leases, lands, and wells located in Glasscock County, Texas (“Cole Ranch Properties”).

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2012, 2011, and 2010 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the unweighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by independent petroleum engineers.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

The following table summarizes the Partnership’s asset retirement obligation for the years ended December 31, 2012 and 2011.

	2012	2011
Beginning asset retirement obligation	$119,260	$312,104
Accretion expense	19,845	12,182
Retirement related to sale of proved properties	—	(205,026)
Retirement related to property abandonment and restoration	(24,651)	—
Ending asset retirement obligation	$114,454	$119,260

The portion of the Partnership’s asset retirement obligation associated with properties having estimated remaining economic lives of less than twelve months is classified as a current liability on the accompanying balance sheet.

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2012, 2011, and 2010.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2012, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $5.2 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2012 and 2011.  The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2012 and 2011.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

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

Comprehensive Income

Comprehensive income is defined as a change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources and includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Partnership has no items of comprehensive income other than net income in any period presented. Therefore, net income as presented in the consolidated statements of operations equals comprehensive income.

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2012, 2011, and 2010 the Partnership incurred technical services and administrative costs totaling $38,536, $116,958, and $190,982, respectively. Of these amounts, $0, $0, and $11,836 represent technical services costs capitalized as project costs, and $38,536, $116,958, and $179,146 represent administrative costs included as general and administrative expenses.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2012 and 2011, RELP owed the partnership $40,789 and $130,487, respectively, for net revenues processed in excess of joint interest and technical and administrative charges.  The Partnership settles its balances with Reef and RELP on at least a quarterly basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2012, 2011, and 2010, the Partnership paid operating overhead fees totaling $7,019, $35,004, and $46,536 to RELP, respectively.

The Partnership reimbursed to Reef legal fees totaling $11,612 and $11,124, respectively, during the years ended December 31, 2012 and 2011 pertaining to the ongoing “Stevenson” litigation matter described in Note 5 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2012, one marketer and one operator accounted for 14.4% and 79.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2011, one marketer and one operator accounted for 27.5% and 63.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2010, two marketers and one operator accounted for 20.1%, 35.5%, and 43.5% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of December 31, 2012 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question.  However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of December 31, 2012 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

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

All units, except those purchased by Reef, paid a 15% management fee to Reef to pay for Partnership organization and offering costs, including sales commissions. These costs totaled $3,464,188, leaving net capital contributions of $20,866,166 available for Partnership oil & gas activities. Of the $3,464,188 management fee, offering costs were $3,414,188 and organization costs were $50,000. The Partnership participated in the drilling of twenty-nine wells and completed drilling operations with the capital raised by the Partnership in 2008.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Subsequent Events

During March 2013, the Partnership entered into an agreement to sell its interests in the Sand Dunes properties in Eddy County, New Mexico to a third party for approximately $9,000.  The Sand Dunes properties include eight wells, of which four were producing, three were shut-in, and one had been converted into a salt water disposal well as of December 31, 2012.  The Sand Dunes properties accounted for approximately 5.7% of the Partnership’s total sales revenues during the year ended December 31, 2012.

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities

(unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2012	2011	2010

Oil and natural gas properties:
Proved properties	$13,246,115	$13,246,115	$21,979,751
	13,246,115	13,246,115	21,979,751
Less:
Accumulated depreciation, depletion and amortization	(2,657,247)	(2,463,179)	(3,569,405)
Property impairment	(10,540,042)	(10,282,343)	(17,249,916)
Total	$48,826	$500,593	$1,160,430

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010

Oil and natural gas properties:
Exploration	$—	$(1,809)	$9,200
Development	—	35,510	368,186
Total	$—	$33,701	$377,386

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2012, 2011, and 2010.

	2012	2011	2010

Oil and gas producing activities:
Oil sales	$246,317	$917,019	$1,036,282
Natural gas sales	57,343	241,530	485,595
Production expenses	(106,924)	(350,905)	(315,265)
Accretion of asset retirement obligation	(19,845)	(12,182)	(16,448)
Depreciation , depletion and amortization	(171,180)	(313,136)	(540,316)
Property impairment expense	(257,699)	—	—
Results of operations from producing activities	$(251,988)	$482,326	$649,848

Depletion rate per BOE	$26.24	$16.91	$17.78

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firms Forrest A. Garb & Associates, Inc., as of December 31, 2012, 2011 and 2010.  A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2012, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2012, 2011, and 2010.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2009	41,710	188,020	73,046
Revisions of previous estimates	20,258	139,882	43,572
Production	(14,268)	(96,722)	(30,388)
Reserves at December 31, 2010	47,700	231,180	86,230

Reserves sold	(32,473)	(74,438)	(44,880)
Revisions of previous estimates	1,469	(15,246)	(1,071)
Production	(10,056)	(50,796)	(18,522)
Reserves at December 31, 2011	6,640	90,700	21,757

Revisions of previous estimates	(2,769)	(50,258)	(11,146)
Production	(2,951)	(21,442)	(6,524)
Reserves at December 31, 2012	920	19,000	4,087

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

For the years ended December 31, 2012, 2011, and 2010, calculations were made using average prices of $94.68, $95.84, and $79.79 per barrel of crude oil, respectively, and $2.76, $4.15, and $4.39 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

December 31,	2012	2011	2010
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$148,640	$1,076,880	$4,998,080
Future production costs	(90,140)	(324,970)	(2,355,900)
Future development costs	—	—	—
Future net cash flows	58,500	751,910	2,642,180
Effect of discounting net cash flows at 10%	(3,190)	(96,690)	(544,380)
Discounted future net cash flows	$55,310	$655,220	$2,097,800

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2012	2011	2010
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$655,220	$2,097,800	$1,323,360
Extensions and discoveries
Net change in sales price, net of production costs	(254,621)	171,135	599,658
Revisions of quantity estimates	(150,827)	(28,147)	1,060,019
Net changes in estimated future development costs	—	—	—
Changes in production timing rates	(83,093)	(92,615)	172,591
Accretion of discount	65,522	209,780	132,336
Sales net of production costs	(176,891)	(795,462)	(1,190,164)
Sales of minerals in place	—	(907,271)	—
Net increase (decrease)	(599,910)	(1,442,580)	774,440
Standardized measure at end of year	$55,310	$655,220	$2,097,800