Form 10-Q
period 2013-03-31
Reef Global Energy VII, L.P.
filed 2013-05-15
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

As of May 15, 2013, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$164,566	$159,415
Accounts receivable	3,294	3,300
Accounts receivable from affiliates	11,735	40,789
Total current assets	179,595	203,504

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,907,538 and $13,197,289	32,761	48,826
Net oil and gas properties	32,761	48,826

Total assets	$212,356	$252,330

Liabilities and partnership equity

Current liabilities:
Accounts payable	$50,484	$50,339
Current portion of asset retirement obligation	13,874	81,713
Total current liabilities	64,358	132,052

Long-term liabilities:
Asset retirement obligation	16,114	32,741
Total long-term liabilities	16,114	32,741

Partnership equity:
Limited partners	33,711	—
Managing general partner	98,173	87,537
Partnership equity	131,884	87,537

Total liabilities and partnership equity	$212,356	$252,330

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2013	2012

Oil, gas and NGL sales	$48,175	$129,242

Costs and expenses:
Lease operating expenses	14,609	35,763
Production taxes	4,019	6,530
Depreciation, depletion and amortization	11,565	58,169
Accretion of asset retirement obligation	353	11,680
General and administrative	49,405	50,998
Gain on sale of oil and gas properties	(90,583)	—
Total costs and expenses	(10,632)	163,140

Income (loss) from operations	58,807	(33,898)

Other income:
Interest income	—	4
Total other income	—	4

Net income (loss)	$58,807	$(33,894)

Net income (loss) per limited partner unit	$49.73	$(36.84)
Net income per managing general partner unit	$264.71	$2.82

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2013	2012

Cash flows from operating activities
Net income (loss)	$58,807	$(33,894)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(42)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	11,565	58,169
Accretion of asset retirement obligation	353	11,680
Gain on sale of oil and gas properties	(90,583)
Changes in operating assets and liabilities:
Accounts receivable	6	18
Accounts receivable from affiliates	29,054	33,443
Accounts payable	145	333
Net cash provided by operating activities	9,305	69,749

Cash flows from investing activities
Proceeds from sale of oil and gas properties	9,712	—
Property acquisition and development	594	—
Net cash provided by investing activities	10,306	—

Cash flows from financing activities
Partner distributions	(14,460)	(29,395)
Net cash used in financing activities	(14,460)	(29,395)

Net increase in cash and cash equivalents	5,151	40,354
Cash and cash equivalents at beginning of period	159,415	124,643
Cash and cash equivalents at end of period	$164,566	$164,997

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).  The results of operations for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our independent registered public accounting firm’s opinion included in our Annual Report includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

During the first quarter of 2013, the Partnership sold its interest in the Sand Dunes property, which was comprised of four shut-in wells, three productive wells, and one salt water disposal well. As a result of this sale, the Partnership has two remaining producing properties. These two properties have estimated remaining economic reserve lives of 8 and 20 months, respectively, utilizing current prices, costs, and projected production volumes at March 31, 2013. The Partnership has no plans to sell its interests in either of these two significant producing properties or to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from these two wells will be significantly impacted by actual prices received, and by actual production volumes. Current projections indicate that subsequent to March 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to  settle all  remaining asset retirement obligations and general and administrative costs. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. No gain or loss is recognized upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2013, the Partnership recognized a gain of $90,583 related to the Partnership’s sale of the Sand Dunes property, $84,777 of which was attributable to the resulting reduction of asset retirement obligation. During the three month periods ended March 31, 2013 and 2012, the Partnership recognized no property impairment expense of proved properties.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

As of March 31, 2013 and December 31, 2012, the Partnership recognized a portion of asset retirement obligation as a current liability due to the short-term nature of the estimated remaining economic reserve lives of certain properties.

The following table summarizes the Partnership’s asset retirement obligation for the three month period ended March 31, 2013 and the year ended December 31, 2011.

	Three months ended	Year Ended
	March 31, 2013	December 31, 2012
Beginning asset retirement obligation	$114,454	$119,260
Accretion expense	353	19,845
Retirement related to sale of proved properties	(84,777)	—
Retirement related to property abandonment and restoration	(42)	(24,651)
Ending asset retirement obligation	$29,988	$114,454

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, and, accounts payable approximates their carrying value due to their short-term nature.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2013 and 2012, the Partnership incurred administrative costs totaling $7,750 and $13,235, respectively. The Partnership incurred no technical services costs during the three month periods ended March 31, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2013 and December 31, 2012, RELP owed the Partnership $11,735 and $40,789, respectively, for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis.

The Partnership reimbursed to Reef legal fees totaling $3,483 and $1,797, respectively, during the three month periods ended March 31, 2013 and 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless because, among other things, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of March 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question.  However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of March 31, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2013 and 2012 is detailed below:

For the three months ended March 31, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$12,870	$264.71
Limited partner units	923.783	45,937	$49.73
Total	972.403	$58,807

For the three months ended March 31, 2012

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	48.620	$137	$2.82
Limited partner units	923.783	(34,031)	$(36.84)
Total	972.403	$(33,894)

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in six developmental prospects and participated in the drilling of eighteen successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. As of December 31, 2012, the successful exploratory well and one successful developmental well had been plugged and abandoned, and eight successful developmental wells had been sold. Eight successful developmental wells on the Sand Dunes property were sold during the three months ended March 31, 2013 (as described below).  The two remaining successful developmental wells are productive as of March 31, 2013. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

On March 12, 2013, the Partnership, along with Reef Oil & Gas income and Development Fund II, L.P., Reef Global Energy VI, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P. (collectively, the “Sellers”), sold, transferred, assigned, and conveyed all of their rights, title and interest in the Sand Dunes property in Eddy County, New Mexico effective as of March 1, 2013 to Penroc Oil Corporation for an aggregate purchase price to the Sellers of $100,000.  The Partnership received approximately $9,700 of the purchase price, net of fees associated with the sale.  The Sand Dunes property includes eight wells, of which one had been converted into a salt water disposal well during 2010.  The Sand Dunes property accounted for approximately 5.7% of the Partnership’s total sales revenues during the year ended December 31, 2012.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership expended $21,574,409 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-nine wells and expended $137,512 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects at his time; however, additional drilling activity is permitted on the Partnership prospects at the discretion of the Partnership’s managing general partner. Any additional capital expenditures would need to be funded by Partnership cash flows, if any, and would reduce Partnership distributions. The most recent distribution of cash flow to investors occurred in January 2013. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has working capital of $115,237 at March 31, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors. Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended March 31,
	2013	2012
Sales volumes:
Crude oil (Barrels)	431	1,224
Natural gas (Mcf)	3,813	7,840

Average sales prices received:
Crude oil (Barrels)	$81.57	$89.62
Natural gas (Mcf)	$3.42	$2.49

The estimated net proved crude oil and natural gas reserves as of March 31, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2013	580	14,640
March 31, 2012	6,000	79,530

Three months ended March 31, 2013 compared to the three months ended March 31, 2012

The Partnership had net income of $58,807 for the three month period ended March 31, 2013, compared to net loss of $33,894 for the three month period ended March 31, 2012. Gain on the sale of the Sand Dunes property was the primary cause of the increase in net income.  Excluding this gain, the Partnership incurred a net loss of $31,776 for the three month period ended March 31, 2013 compared to a net loss of $33,894 for the three month period ended March 31, 2012.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $90,583 during the three month period ended March 31, 2013, $84,777 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the sale of Partnership wells, and the fact that the Partnership has not drilled any new productive wells since 2008 and has no plans to conduct additional drilling activity. The Partnership’s share of production volumes from the two remaining wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) and the HBR A Big Gas (“HBR A”), totaled 1,142 barrels of crude oil and 7,730 Mcf of natural gas, or 93.3% and 98.6% of Partnership crude oil and natural gas production volumes, during the three month period ended March 31, 2012.  During the three month period ended March 31, 2013, the Partnership share of production volumes from these two wells totaled 400 barrels of crude oil and 3,764 Mcf of natural gas, or 92.9% and 98.7% of Partnership crude oil and natural gas production volumes, a volume drop of approximately 57.7% on an EBO basis.  Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased. Production from these two Partnership wells will continue to decline in future quarters, and will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the wells in which it participates. The current remaining economic reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 8 and 20 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

The sales price for crude oil decreased by 9.0%, to an average price of $81.57 per Bbl for the three month period ended March 31, 2013 , compared to an average price of $89.62 for the three month period ended March 31, 2012, and the sales price for natural gas increased by 37.3%, to an average price of $3.42 per Mcf for the three month period ended  March 31, 2013, compared to an average price of $2.49 per Mcf for the three month period ended March 31, 2012.

The combined effect of the decreased volumes from the Partnership’s two remaining wells and decreased oil prices caused total sales revenues to decrease by $81,067, or 62.7%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, which are expected to continue to decline in future periods, projections indicate that subsequent to March 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses decreased from $35,763 during the three month period ended March 31, 2012 to $14,609 during the three month period ended March 31, 2013, partially due to the sale of the Partnership’s interest in the Sand Dunes property. In addition, higher water disposal charges associated with the Gumbo II well have been more than offset by decreasing gas marketing and gathering expenses.  Production taxes decreased from $6,530 during the three months ended March 31, 2012 to $4,019 during the three months ended March 31, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $11,565 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2013 compared to $58,169 of depletion, depreciation, and amortization expense during the three month period ended March 31, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership resulting primarily from property impairment taken during the second and third quarters of 2012.

General and administrative costs decreased from $50,998 incurred during the three month period ended March 31, 2012 to $49,405 incurred during the three month period ended March 31, 2013.  Decreased overhead charges from RELP were offset by increased professional services fees related to processing filings with the SEC.  The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $9,269 for the three month period ended March 31, 2012 to $5,044 for the three month period ended March 31, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Global Energy VII, L.P. and multiple other Reef-sponsored ventures and limited partnerships, as well as Reef Securities, Inc. and Paul Mauceli (collectively, “Defendants”).  On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs.  On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaimie Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef program that either of them purchased.  Rather, they each purchased their interests through an unaffiliated broker/dealer.  On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs.  Plaintiffs assert claims of fraud, rescission under the Texas Securities Act (“TSA”), control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment.  Defendants believe Plaintiffs’ claims are meritless because, among other things, with respect to all Reef programs in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of March 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $3,483 and $1,797, respectively, during the three month periods ended March 31, 2013 and 2012.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question.  However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered that the parties mediate the case no later than June 10, 2013. No accrual has been recorded as of March 31, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: May 15, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: May 15, 2013	By:	/s/ Daniel C. Sibley
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