Form 10-Q
period 2013-06-30
Reef Global Energy VII, L.P.
filed 2013-08-12
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2013

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

As of August 12, 2013, the registrant had 48.620 units of general partner interest held by the managing general partner, and 923.783 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	June 30,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$164,566	$159,415
Accounts receivable	3,294	3,300
Accounts receivable from affiliates	—	40,789
Total current assets	167,860	203,504

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,915,916 and $13,197,289	24,387	48,826
Net oil and gas properties	24,387	48,826

Total assets	$192,247	$252,330

Liabilities and partnership equity

Current liabilities:
Accounts payable	$50,485	$50,339
Accounts payable to affiliates	13,706	—
Current portion of asset retirement obligation	14,054	81,713
Total current liabilities	78,245	132,052

Long-term liabilities:
Asset retirement obligation	16,114	32,741
Total long-term liabilities	16,114	32,741

Partnership equity:
Limited partners	4,235	—
Managing general partner	93,653	87,537
Partnership equity	97,888	87,537

Total liabilities and partnership equity	$192,247	$252,330

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012

Oil, gas and NGL sales	$37,210	$61,289	$85,385	$190,531

Costs and expenses:
Lease operating expenses	15,956	7,098	30,565	42,861
Production taxes	3,013	6,337	7,032	12,867
Depreciation, depletion and amortization	8,378	56,940	19,943	115,109
Property impairment	—	178,344	—	178,344
Accretion of asset retirement obligation	180	1,926	533	13,606
General and administrative	43,463	44,138	92,868	95,136
(Gain) loss on sale of oil and gas properties	216	—	(90,367)	—
Total costs and expenses	71,206	294,783	60,574	457,923

Income (loss) from operations	(33,996)	(233,494)	24,811	(267,392)

Other income:
Interest income	—	—	—	4
Miscellaneous income	—	320	—	320
Total other income	—	320	—	324

Net income (loss)	$(33,996)	$(233,174)	$24,811	$(267,068)

Net income (loss) per limited partner unit	$(31.91)	$(237.45)	$17.82	$(274.29)
Net income (loss) per managing general partner unit	$(92.97)	$(284.31)	$171.74	$(281.49)

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
	2013	2012

Cash flows from operating activities
Net income (loss)	$24,811	$(267,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(42)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	19,943	115,109
Property impairment	—	178,344
Accretion of asset retirement obligation	533	13,606
Gain on sale of oil and gas properties	(90,367)	—
Changes in operating assets and liabilities:
Accounts receivable	6	(3,452)
Accounts receivable from affiliates	40,789	77,862
Accounts payable	146	1,687
Accounts payable to affiliates	13,706	—
Net cash provided by operating activities	9,525	116,088

Cash flows from investing activities
Proceeds from sale of oil and gas properties	9,496	—
Property acquisition and development	590	—
Net cash provided by investing activities	10,086	—

Cash flows from financing activities
Partner distributions	(14,460)	(77,849)
Net cash used in financing activities	(14,460)	(77,849)

Net increase in cash and cash equivalents	5,151	38,239
Cash and cash equivalents at beginning of period	159,415	124,643
Cash and cash equivalents at end of period	$164,566	$162,882

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

June 30, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first six months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).  The results of operations for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During the first quarter of 2013, the Partnership sold its interest in the Sand Dunes property, which was comprised of four shut-in wells, three productive wells, and one salt water disposal well. As a result of this sale, the Partnership has two remaining  properties, one of which was shut-in at June 30, 2013 awaiting a workover proposal from the operator. The producing property has an estimated remaining economic reserve life of  18 months utilizing current prices, costs, and projected production volumes at June 30, 2013. The Partnership has no plans to sell its interests in either of these two properties or to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from these two wells will be significantly impacted by actual prices received, and by actual production volumes. Current projections indicate that subsequent to June 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to  settle all  remaining asset retirement obligations and general and administrative costs. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month and six month periods ended June 30, 2013, the Partnership recognized a loss of $216 and a gain of $90,367, respectively, related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $84,777 was attributable to the resulting reduction of asset retirement obligation. During the three and six month periods ended June 30, 2013, the Partnership recognized no property impairment expense of proved properties.  During the three and six month periods ended June 30, 2012, the Partnership recognized property impairment expense of proved properties totaling $178,344 and $178,344, respectively.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at June 30, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

As of June 30, 2013 and December 31, 2012, the Partnership recognized a portion of asset retirement obligation as a current liability due to the short-term nature of the estimated remaining economic reserve lives of certain properties.

The following table summarizes the Partnership’s asset retirement obligation for the six month period ended June 30, 2013 and the year ended December 31, 2012.

	Six months ended	Year Ended
	June 30, 2013	December 31, 2012
Beginning asset retirement obligation	$114,454	$119,260
Accretion expense	533	19,845
Retirement related to sale of proved properties	(84,777)	—
Retirement related to property abandonment and restoration	(42)	(24,651)
Ending asset retirement obligation	$30,168	$114,454

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and six month periods ended June 30, 2013, the Partnership incurred administrative costs totaling $5,824 and $13,574, respectively. During the three and six month periods ended June 30, 2012, the Partnership incurred administrative costs totaling $7,840 and $21,075, respectively. The Partnership incurred no technical services costs during the three and six month periods ended June 30, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At June 30, 2013, the Partnership owed RELP $13,706 for joint interest and general and administrative charges processed in excess of net revenues.  At December 31, 2012, RELP owed the Partnership $40,789 for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis. The balance owed to RELP as of June 30, 2013 was paid by the Partnership during July 2013.

The Partnership reimbursed to Reef legal fees totaling $7,122 and $10,605, respectively, during the three and six month periods ended June 30, 2013 and $2,993 and $4,790, respectively, during the three and six month periods ended June 30, 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of June 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

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

In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question.  However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to any awards that Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered mediation between the parties, which is scheduled for August 20, 2013. No accrual has been recorded as of June 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

5. Partnership Equity

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and six month periods ended June 30, 2013 is detailed below:

For the three months ended June 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(4,520)	$(92.97)
Limited partner units	923.783	(29,476)	$(31.91)
Total	972.403	$(33,996)

For the six months ended June 30, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$8,350	$171.74
Limited partner units	923.783	16,461	$17.82
Total	972.403	$24,811

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in six developmental prospects and participated in the drilling of eighteen successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. As of December 31, 2012, the successful exploratory well and one successful developmental well had been plugged and abandoned, and eight successful developmental wells had been sold. Eight successful developmental wells on the Sand Dunes property were sold effective March 1, 2013 (as described below).  Of the two remaining successful developmental wells,  one is productive as of June 30, 2013 and one was shut-in during the last part of June 2013, and is awaiting a workover proposal currently being prepared by the operator. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

The Partnership has working capital of $89,615 at June 30, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors. Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended June 30,		For the six months ended June 30,
	2013	2012	2013	2012
Sales volumes:
Crude oil (Barrels)	319	572	749	1,796
Natural gas (Mcf)	2,816	4,790	6,629	12,810

Average sales prices received:
Crude oil (Barrels)	$81.41	$87.37	$81.50	$88.90
Natural gas (Mcf)	$4.00	$2.28	$3.67	$2.41

The estimated net proved crude oil and natural gas reserves as of June 30, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
June 30, 2013	410	11,300
June 30, 2012	3,010	38,800

Three months ended June 30, 2013 compared to the three months ended June 30, 2012

The Partnership incurred a net loss of $33,996 for the three month period ended June 30, 2013, compared to a net loss of $233,174 for the three month period ended June 30, 2012. The primary cause of this change in net loss is the property impairment expense recorded during the second quarter of 2012, as discussed below.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the sale of Partnership wells, and the fact that the Partnership has not drilled any new productive wells since 2008. The Partnership has no plans to conduct additional drilling activity. The Partnership’s share of production volumes from the two remaining wells in which the Partnership has an interest, the Rob L RA SUA CL&F #1 (“Gumbo II”) well and the HBR A Big Gas (“HBR A”) well, totaled 542 barrels of crude oil and 4,909 Mcf of natural gas, or 94.7% and 98.8% of Partnership crude oil and natural gas production volumes, during the three month period ended June 30, 2012.  During the three month period ended June 30, 2013, the Partnership share of production volumes from these two wells totaled 319 barrels of crude oil and 2,813Mcf of natural gas, or 100.0% and 99.9% of Partnership crude oil and natural gas production volumes, a volume drop of approximately 42.1% on an EBO basis.  Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. At June 30, 2013, the Gumbo II well was shut-in awaiting a workover procedure. The HBR A well has also experienced production declines as water volumes have increased. Production from Partnership wells will continue to decline in future quarters, and will lead to continuing declines in sales volumes in future periods.

The sales price for crude oil decreased by 6.8%, to an average price of $81.41 per Bbl for the three month period ended June 30, 2013 , compared to an average price of $87.37 for the three month period ended June 30, 2012, and the sales price for natural gas increased by 75.4%, to an average price of $4.00 per Mcf for the three month period ended  June 30, 2013, compared to an average price of $2.28 per Mcf for the three month period ended June 30, 2012.

The combined effect of the decreased volumes from the Partnership’s two remaining wells and decreased oil prices caused total sales revenues to decrease by $24,079, or 39.3%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, which are expected to continue to decline in future periods, projections indicate that subsequent to June 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses increased from $7,098 during the three month period ended June 30, 2012 to $15,956 during the three month period ended June 30, 2013.  Increased ad valorem taxes and a backlog of marketing and gathering and saltwater disposal expenses on the Gumbo II well were only partially offset by lower expenses related to the sale of the Partnership’s interest in the Sand Dunes property.  Production taxes decreased from $6,337 during the three months ended June 30, 2012 to $3,013 during the three months ended June 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred no property impairment expense during the three month period ended June 30, 2013 compared to $178,344 of property impairment expense during the three month period ended June 30, 2012.    The Partnership incurred property impairment expense during the three month period ended June 30, 2012 primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impact the estimated remaining reserve lives and future net revenues expected to be received from Partnership properties.

Six months ended June 30, 2013 compared to the six months ended June 30, 2012

The Partnership had net income of $24,811for the six month period ended June 30, 2013, compared to a net loss of $267,068 for the six month period ended June 30, 2012. This increased net income was partially due to the gain on the sale of the Sand Dunes property.  Excluding the gain resulting from the sale of the Sand Dunes property, the Partnership incurred a net loss of $65,556 for the six month period ended June 30, 2013 compared to a net loss of $267,068 for the six month period ended June 30, 2012.  Property impairment expense recorded during the second quarter of 2012 was the most significant cause of the remaining change in net income.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $90,367 during the six month period ended June 30, 2013, $84,777 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the sale of Partnership wells, and the fact that the Partnership has not drilled any new productive wells since 2008. The Partnership has no plans to conduct additional drilling activity. The Partnership’s share of production volumes from the two remaining wells in which the Partnership has an interest, the Gumbo II well and the HBR A well, totaled 1,683 barrels of crude oil and 12,638 Mcf of natural gas, or 93.7% and 98.7% of Partnership crude oil and natural gas production volumes, during the six month period ended June 30, 2012.  During the six month period ended June 30, 2013, the Partnership share of production volumes from these two wells totaled 719 barrels of crude oil and 6,577 Mcf of natural gas, or 95.9% and 99.2% of Partnership crude oil and natural gas production volumes, a volume drop of approximately 52.1% on an EBO basis.  Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. At June 30, 2013, the Gumbo II well was shut-in awaiting a workover procedure. The HBR A well has also experienced production declines as water volumes have increased. Production from Partnership wells will continue to decline in future quarters, and will lead to continuing declines in sales volumes in future periods.

The sales price for crude oil decreased by 8.3%, to an average price of $81.50 per Bbl for the six month period ended June 30, 2013 , compared to an average price of $88.90 for the six month period ended June 30, 2012, and the sales price for natural gas increased by 52.3%, to an average price of $3.67 per Mcf for the six month period ended  June 30, 2013, compared to an average price of $2.41 per Mcf for the six month period ended June 30, 2012.

The combined effect of the decreased volumes from the Partnership’s two remaining wells and decreased oil prices caused total sales revenues to decrease by $105,146, or 55.2%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, which are expected to continue to decline in future periods, projections indicate that subsequent to June 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses decreased from $42,861 during the six month period ended June 30, 2012 to $30,565 during the six month period ended June 30, 2013, primarily due to the sale of the Partnership’s interest in the Sand Dunes property. Production taxes decreased from $12,867 during the six months ended June 30, 2012 to $7,032 during the six months ended June 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $19,943 of depletion, depreciation, and amortization expense and no property impairment expense during the six month period ended June 30, 2013 compared to $115,109 of depletion, depreciation, and amortization expense and $178,344 of property impairment expense during the six month period ended June 30, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership and declining production rates between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.  In addition, the Partnership incurred property impairment expense during the six month period ended June 30, 2012 primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impact the estimated remaining reserve lives and future net revenues expected to be received from Partnership properties.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have begun exchanging written discovery, and trial is scheduled for December 9, 2013.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of June 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $7,122 and $10,605 respectively, during the three and six month periods ended June 30, 2013 and $2,993 and $4,790, respectively, during the three and six month periods ended June 30, 2012.

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

The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  However, the court has ordered mediation between the parties, which is scheduled for August 20, 2013. No accrual has been recorded as of June 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

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

REEF GLOBAL ENERGY VII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	August 12, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	August 12, 2013	By:	/s/ Daniel C. Sibley
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