Form 10-Q
period 2013-09-30
Reef Global Energy VII, L.P.
filed 2013-11-12
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

As of November 12, 2013, the registrant had 48.620 units of general partner interest and 0.423 units of limited partner interest held by the managing general partner, and 923.360 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	September 30,	December 31,
	2013	2012
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$121,074	$159,415
Accounts receivable	3,294	3,300
Accounts receivable from affiliates	—	40,789
Total current assets	124,368	203,504

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,919,058 and $13,197,289	21,135	48,826
Net oil and gas properties	21,135	48,826

Total assets	$145,503	$252,330

Liabilities and partnership equity

Current liabilities:
Accounts payable	$55,045	$50,339
Accounts payable to affiliates	127	—
Current portion of asset retirement obligation	14,238	81,713
Total current liabilities	69,410	132,052

Long-term liabilities:
Asset retirement obligation	16,114	32,741
Total long-term liabilities	16,114	32,741

Partnership equity:
Limited partners	—	—
Managing general partner	59,979	87,537
Partnership equity	59,979	87,537

Total liabilities and partnership equity	$145,503	$252,330

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012

Oil, gas and NGL sales	$1,483	$56,043	$86,868	$246,574

Costs and expenses:
Lease operating expenses	11,908	24,180	42,473	67,041
Production taxes	(138)	5,017	6,894	17,884
Depreciation, depletion and amortization	3,142	41,055	23,085	156,164
Property impairment	—	79,355	—	257,699
Accretion of asset retirement obligation	184	1,960	717	15,566
General and administrative	24,286	57,730	117,154	152,866
(Gain) loss on sale of oil and gas properties	10	—	(90,357)	—
Total costs and expenses	39,392	209,297	99,966	667,220

Loss from operations	(37,909)	(153,254)	(13,098)	(420,646)

Other income:
Interest income	—	—	—	4
Miscellaneous income	—	—	—	320
Total other income	—	—	—	324

Net loss	$(37,909)	$(153,254)	$(13,098)	$(420,322)

Net income (loss) per limited partner unit	$(4.59)	$(146.66)	$13.23	$(420.95)
Net loss per managing general partner unit	$(692.60)	$(365.55)	$(520.86)	$(647.04)

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the nine months ended September 30,
	2013	2012

Cash flows from operating activities
Net loss	$(13,098)	$(420,322)
Adjustments to reconcile net loss to net cash provided by operating activities:
Plugging and abandonment costs paid from ARO	(42)	—
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	23,085	156,164
Property impairment	—	257,699
Accretion of asset retirement obligation	717	15,566
Gain on sale of oil and gas properties	(90,357)	—
Changes in operating assets and liabilities:
Accounts receivable	6	(3,282)
Accounts receivable from affiliates	40,789	130,487
Accounts payable	4,706	1,890
Accounts payable to affiliates	127	5,356
Net cash provided by (used in) operating activities	(34,067)	143,558

Cash flows from investing activities
Proceeds from sale of oil and gas properties	9,486	—
Property acquisition and development	700	—
Net cash provided by investing activities	10,186	—

Cash flows from financing activities
Partner distributions	(14,460)	(104,946)
Net cash used in financing activities	(14,460)	(104,946)

Net increase (decrease) in cash and cash equivalents	(38,341)	38,612
Cash and cash equivalents at beginning of period	159,415	124,643
Cash and cash equivalents at end of period	$121,074	$163,255

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

September 30, 2013

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first nine months of 2013. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “Annual Report”).  The results of operations for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

During the first quarter of 2013, the Partnership sold its interest in the Sand Dunes property, which was comprised of four shut-in wells, three productive wells, and one salt water disposal well. As a result of this sale, the Partnership has two remaining properties, one of which was shut-in at September 30, 2013. The producing property has an estimated remaining economic reserve life of 16 months utilizing current prices, costs, and projected production volumes at September 30, 2013. The Partnership currently has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from these two wells will be significantly impacted by actual prices received, and by actual production volumes. Current projections indicate that subsequent to September 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, may be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to  settle all  remaining asset retirement obligations and general and administrative costs. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner continues to evaluate several options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month and nine month periods ended September 30, 2013, the Partnership recognized a loss of $10 and a gain of $90,357, respectively, related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $84,777 was attributable to the resulting reduction of asset retirement obligation. During the three and nine month periods ended September 30, 2013, the Partnership recognized no property impairment expense of proved properties.  During the three and nine month periods ended September 30, 2012, the Partnership recognized property impairment expense of proved properties totaling $79,355 and $257,699, respectively.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at September 30, 2013 and December 31, 2012 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the nine month period ended September 30, 2013 and the year ended December 31, 2012.

	Nine months ended	Year ended
	September 30, 2013	December 31, 2012
Beginning asset retirement obligation	$114,454	$119,260
Accretion expense	717	19,845
Retirement related to sale of proved properties	(84,777)	—
Retirement related to property abandonment and restoration	(42)	(24,651)
Ending asset retirement obligation	$30,352	$114,454

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three and nine month periods ended September 30, 2013, the Partnership incurred administrative costs totaling $3,877 and $17,450, respectively. During the three and nine month periods ended September 30, 2012, the Partnership incurred administrative costs totaling $10,720 and $31,795, respectively. The Partnership incurred no technical services costs during the three and nine month periods ended September 30, 2013 and 2012. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At September 30, 2013, the Partnership owed RELP $127for joint interest and general and administrative charges processed in excess of net revenues.  At December 31, 2012, RELP owed the Partnership $40,789 for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis.

The Partnership reimbursed to Reef legal fees totaling $2,756 and $13,360, respectively, during the three and nine month periods ended September 30, 2013 and $4,420 and $9,210, respectively, during the three and nine month periods ended September 30, 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have participated in significant discovery, and trial is scheduled for July 14, 2014.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for partial summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question.  However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  Immediately prior to an August 20, 2013 mediation, the Plaintiffs filed a Second Motion for Partial Summary Judgment (the “Second Motion”).  Plaintiff’s Second Motion contends that the court’s March 26, 2013 order on the original motions for summary judgment did not resolve a legal issue and that their interpretation of the parties’ agreement is correct such that Plaintiffs would be entitled to a substantial judgment (after the resolution of other issues).  No matters were resolved at the mediation.  Subsequent to the mediation, on November 1, 2013, Defendants filed a response to the Second Motion and asked the Court to deny the Second Motion.  A hearing on Plaintiff’s Second Motion is scheduled for November 8, 2013, but it is not known when the court will rule on the motion.  No accrual has been recorded as of September 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

5. Partnership Equity

Due to the net loss incurred during the three and nine month periods ended September 30, 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position on the condensed balance sheet.  All losses in excess of this limitation are allocated to the managing general partner.

As the managing general partner, Reef purchased 0.423 units of limited partner interest from non-Reef investor partners (“investor partners”) under the Partnership’s unit repurchase program during the three month period ended September 30, 2013.

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three and nine month periods ended September 30, 2013 is detailed below:

For the three months ended September 30, 2013

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(33,674)	$(692.60)
Limited partner units	923.783	(4,235)	$(4.59)
Total	972.403	$(37,909)

For the nine months ended September 30, 2013

Type of Unit	Number of Units	Net income (loss)	Net income (loss) per unit
Managing general partner units	48.620	$(25,324)	$(520.86)
Limited partner units	923.783	12,226	$13.23
Total	972.403	$(13,098)

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in six developmental prospects and participated in the drilling of eighteen successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. As of December 31, 2012, the successful exploratory well and one successful developmental well had been plugged and abandoned, and eight successful developmental wells had been sold. Eight successful developmental wells on the Sand Dunes property were sold effective March 1, 2013 (as described below).  Of the two remaining successful developmental wells, one is productive as of September 30, 2013 and one was shut-in during the last part of June 2013. One unsuccessful workover procedure was performed on the shut-in well during August 2013, and a second unsuccessful workover procedure was performed on the well during November 2013.  The well remains shut-in as of September 30, 2013. The Partnership intends not to participate in any future proposals relating to this well. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. Subsequent to initial drilling operations, the Partnership is permitted to conduct additional drilling on existing Partnership prospects. The Partnership has not participated in and currently has no plans for participating in additional drilling activities.

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

The Partnership has working capital of $54,958 at September 30, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors. Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement and general and administrative costs.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2013	2012	2013	2012
Sales volumes:
Crude oil (Barrels)	(46)	606	704	2,402
Natural gas (Mcf)	1,526	4,390	8,154	17,200

Average sales prices received:
Crude oil (Barrels)	$79.86	$73.36	$81.61	$84.98
Natural gas (Mcf)	$3.36	$2.64	$3.61	$2.47

The estimated net proved crude oil and natural gas reserves as of September 30, 2013 and 2012 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
September 30, 2013	200	7,220
September 30, 2012	1,400	24,070

Three months ended September 30, 2013 compared to the three months ended September 30, 2012

The Partnership incurred a net loss of $37,909 for the three month period ended September 30, 2013, compared to a net loss of $153,254 for the three month period ended September 30, 2012. The decrease in oil and gas sales revenues between these comparative periods was offset by decreased operating costs, depletion, property impairment, and general and administrative expenses.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the sale of Partnership wells, and the fact that the Rob L RA SUA CL&F #1 (“Gumbo II”) well was shut-in during late June 2013.  Partnership sales volumes for the three month period ended September 30, 2013 fell by 84.4% on an EBO basis from sales volumes during the three month period ended September 30, 2012. The Gumbo II well accounted for 69.6% of the EBO sales volumes during the three month period ended September 30, 2012, but was shut in during the third quarter of 2013. Adjustments to the revenue accrual for June 2013 production resulted in a negative sales volume of 50 barrels during this quarter. A second workover attempt to restore production from the Gumbo II well was performed during November 2013. The Partnership does not expect to receive any additional production from the Gumbo II well. Production from the HBR A Big Gas (“HBR A”) well will continue to decline in future quarters.

The sales price for crude oil increased by 8.9%, to an average price of $79.86 per Bbl for the three month period ended September 30, 2013 , compared to an average price of $73.36 for the three month period ended September 30, 2012, and the sales price for natural gas increased by 27.3%, to an average price of $3.36 per Mcf for the three month period ended  September 30, 2013, compared to an average price of $2.64 per Mcf for the three month period ended September 30, 2012.

The decrease in volumes from the Partnership’s two remaining wells caused total sales revenues to decrease by $54,560, or 97.4%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels, projections indicate that subsequent to September 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses decreased from $24,180 during the three month period ended September 30, 2012 to $11,908 during the three month period ended September 30, 2013.  This decrease is a result of lower expenses on the Gumbo II well as it was shut-in during the third quarter of 2013, and lower expenses due to the sale of the Partnership’s interest in the Sand Dunes property during the first quarter of 2013.  Production taxes decreased from $5,017 during the three months ended September 30, 2012 to a credit of $138 during the three months ended September 30, 2013, due to the decline in sales revenues and the reversal of excess accrued taxes related to June 2013 production from the Gumbo II well.

The Partnership incurred $3,142 of depletion, depreciation, and amortization expense and no property impairment expense during the three month period ended September 30, 2013 compared to $41,055 of depletion, depreciation, and amortization expense and $79,355 of property impairment expense during the three month period ended September 30, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership and declining production rates between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.  In addition, the Partnership incurred property impairment expense during the three month period ended September 30, 2012 primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impact the estimated remaining reserve lives and future net revenues expected to be received from Partnership properties.

General and administrative costs decreased from $57,730 incurred during the three month period ended September 30, 2012 to $24,286 incurred during the three month period ended September 30, 2013. Decreased legal fees and overhead charges from RELP were partially offset by increased professional services fees related to processing filings with the SEC.  The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $6,264 for the three month period ended September 30, 2012 to $725 for the three month period ended September 30, 2013.

Nine months ended September 30, 2013 compared to the nine months ended September 30, 2012

The Partnership incurred a net loss of $13,098 for the nine month period ended September 30, 2013, compared to a net loss of $420,322 for the nine month period ended September 30, 2012. The change in net loss was partially due to the gain on the sale of the Sand Dunes property.  Excluding the gain resulting from the sale of the Sand Dunes property, the Partnership incurred a net loss of $103,455 for the nine month period ended September 30, 2013 compared to a net loss of $420,322 for the nine month period ended September 30, 2012.  Property impairment expense recorded during the second and third quarters of 2012 was the most significant cause of the remaining change in net income.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $90,357 during the nine month period ended September 30, 2013, $84,777 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes are declining due to natural production declines from existing Partnership wells, the sale of Partnership wells, and the fact that the Gumbo II well was shut-in during late June 2013. Partnership sales volumes for the nine month period ended September 30, 2013 fell by 60.8% on an EBO basis from sales volumes during the nine month period ended September 30, 2012. The Gumbo II well, which had accounted for 68.9% of total sales volumes through June 30, 2013, was shut-in during late June 2013 and remained shut-in during the entire third quarter of 2013. A second workover attempt to restore production from the Gumbo II well was performed during November 2013. The Partnership does not expect to receive any additional production from the Gumbo II well. Production from the HBR A well will continue to decline in future quarters.

The sales price for crude oil decreased by 4.0%, to an average price of $81.61 per Bbl for the nine month period ended September 30, 2013 , compared to an average price of $84.98 for the nine month period ended September 30, 2012, and the sales price for natural gas increased by 46.2%, to an average price of $3.61 per Mcf for the nine month period ended  September 30, 2013, compared to an average price of $2.47 per Mcf for the nine month period ended September 30, 2012.

The combined effect of the decreased volumes from the Partnership’s two remaining wells and decreased oil prices caused total sales revenues to decrease by $159,706, or 64.8%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels projections indicate that subsequent to September 30, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.

Lease operating expenses decreased from $67,041 during the nine month period ended September 30, 2012 to $42,473 during the nine month period ended September 30, 2013. This decrease is a result of lower expenses on the Gumbo II well as it was shut-in during the third quarter of 2013 and lower expenses due to the sale of the Partnership’s interest in the Sand Dunes property during the first quarter of 2013.  Production taxes decreased from $17,884 during the nine months ended September 30, 2012 to $6,894 during the nine months ended September 30, 2013, due primarily to the decline in sales revenues.

The Partnership incurred $23,085 of depletion, depreciation, and amortization expense and no property impairment expense during the nine month period ended September 30, 2013 compared to $156,164 of depletion, depreciation, and amortization expense and $257,699 of property impairment expense during the nine month period ended September 30, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership and declining production rates between the comparative periods, which have led to a reduced depletion rate applied to the remaining basis.  In addition, the Partnership incurred property impairment expense during the nine month period ended September 30, 2012 primarily as a result of the decline in the 12-month average oil and gas prices used in the calculation of the full cost ceiling test that impact the estimated remaining reserve lives and future net revenues expected to be received from Partnership properties.

General and administrative costs decreased from $152,866 incurred during the nine month period ended September 30, 2012 to $117,154 incurred during the nine month period ended September 30, 2013.  Decreased legal fees and overhead charges from RELP were partially offset by increased professional services fees related to processing filings with the SEC.  The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $20,029 for the nine month period ended September 30, 2012 to $7,788 for the nine month period ended September 30, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

On December 18, 2012, Defendants’ joint motions to sever and stay claims of Plaintiffs Davis and Phalen were granted. Accordingly, Plaintiff Davis’s claims have been severed and stayed and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court, and Plaintiff Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. With regard to the remaining Plaintiffs under the matter, as of this time, the parties have participated in significant discovery, and trial is scheduled for July 14, 2014.  The Defendants intend to vigorously defend against these claims. No accrual has been recorded as of September 30, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the unaudited Condensed Financial Statements reported in this Quarterly Report. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred, and has reimbursed $2,756 and $13,360 respectively, during the three and nine month periods ended September 30, 2013 and $4,420 and $9,210, respectively, during the three and nine month periods ended September 30, 2012.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for partial summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question.  However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The Defendants intend to vigorously defend the remaining issues in the lawsuit.  As of this time, the parties are in the early stages of the discovery process.  Immediately prior to an August 20, 2013 mediation, the Plaintiffs filed a Second Motion for Partial Summary Judgment (the “Second Motion”).  Plaintiff’s Second Motion contends that the court’s March 26, 2013 order on the original motions for summary judgment did not resolve a legal issue and that their interpretation of the parties’ agreement is correct such that Plaintiffs would be entitled to a substantial judgment (after the resolution of other issues).  No matters were resolved at the mediation.  Subsequent to the mediation, on November 1, 2013, Defendants filed a response to the Second Motion and asked the Court to deny the Second Motion.  A hearing on Plaintiff’s Second Motion is scheduled for November 8, 2013, but it is not known when the court will rule on the motion.  No accrual has been recorded as of September 30, 2013 as Defendants believe that they have valid defenses to the remaining claims raised by the Plaintiffs.  An adverse ruling on the motions for summary judgment is possible, however, which would then lead to further activity in the lawsuit regarding Defendants’ liability.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit. However, the Partnership will incur additional expenses related to this lawsuit for which it will not be reimbursed.

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

REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated: November 12, 2013	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: November 12, 2013	By:	/s/ Daniel C. Sibley
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