Form 10-K
period 2013-12-31
Reef Global Energy VII, L.P.
filed 2014-03-27
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒        ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

As of March 27, 2014, the registrant had 48.620 units of general partner interest and 1.423 units of limited partner interest held by the managing general partner, and 922.361 units of limited partner interest outstanding.

Documents incorporated by reference:  None

REEF GLOBAL ENERGY VII, L.P.

ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013

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

Acquisition and Drilling of Undeveloped Prospects

The Partnership purchased working interests in three developmental and one exploratory prospect internally sourced by RELP, and three developmental and six exploratory prospects generated by third parties.  A “prospect” is generally defined as a contiguous oil and gas leasehold estate, or lesser interest in a leasehold estate, upon which drilling operations may be conducted. A prospect may be characterized as “exploratory” or “developmental” based upon the type of well to be drilled on the prospect.  A developmental well is a well drilled within a proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive. Generally an exploratory well is any well that is not a developmental well, including wells drilled to find and produce crude oil or natural gas in an unproven area, wells drilled to find a new reservoir in a field previously found to be productive of crude oil or natural gas, or wells drilled to extend a known reservoir.

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

The Partnership generally pays drilling and completion costs as incurred. Wells drilled that fail to result in the discovery of commercial quantities of crude oil or natural gas are plugged and abandoned in accordance with applicable regulations. The Partnership retains ownership of successful wells until they are either sold or they cease operations and are plugged and abandoned. The Partnership participated in the drilling of nineteen successful and three unsuccessful developmental wells, and one successful and six unsuccessful exploratory wells on the thirteen Partnership prospects.  As of December 31, 2013 the successful exploratory well and one successful developmental well have been plugged and abandoned. Eight successful Cole Ranch wells were sold during 2011 and eight successful Sand Dunes wells were sold during 2013. Of the two remaining successful developmental wells, one is productive as of December 31, 2013 and one was shut-in during the last part of June 2013.  One unsuccessful workover procedure was performed on the shut-in well during August 2013, and a second unsuccessful workover procedure was performed on the well during November 2013. The well remains shut-in as of December 31, 2013. The Partnership intends not to participate in any future proposals relating to this well.

Operations on three of the developmental and one of the exploratory prospects operated by RELP have ceased as a result of the sale or plugging and abandonment of the wells drilled on those prospects. RELP is currently the operator of one successful developmental well in which the Partnership has a working interest. As a well operator, RELP receives operator fees during the production phase of the well at the competitive rate in the geographical area where the well is located.  The fee is charged monthly as agreed to in an operating agreement signed by the Partnership and participating third parties in the well. The well is subject to a model form operating agreement issued by the American Association of Petroleum Landmen and an accounting procedure for joint operations issued by the Council of Petroleum Accountants Societies of North America.

Production Phase of Operations

Wells capable of producing quantities of crude oil and/or natural gas in commercial quantities, were completed by installing all surface equipment necessary to control the flow of production or to shut down the well, and by installing any storage facilities, gathering lines, or sales lines required to produce and sell the crude oil and/or natural gas production from the well. The Partnership participated in the drilling of nineteen successful developmental wells and one successful exploratory well. As of December 31, 2013, the Partnership has working interests in one producing well operated by RELP and one shut-in well operated by a third party.

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

Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2013, one operator and one marketer accounted for 54.8% and 40.9% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2012, one operator and one marketer accounted for 79.9% and 14.4% of the Partnership’s crude oil and natural gas revenues, respectively.  During the year ended December 31, 2011, one operator and one marketer accounted for 63.9% and 27.5% of the Partnership’s crude oil and natural gas revenues, respectively. Due to the competitive nature of the market for purchase of crude oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

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

The original business plan for the Partnership was to use its initial capital to purchase working interests in oil and gas prospects, participate in the drilling of oil and gas wells on those prospects, retain ownership of successful wells until they were either sold or ceased operations, and distribute net operating cash flows to the investor partners. It was not expected that net operating cash flows would be reinvested in the business other than such funds as would be necessary to maintain operation of the original wells drilled by the Partnership.

During 2011, the Partnership sold its interest in the Cole Ranch Properties (eight productive wells), and during the first quarter of 2013, the Partnership sold its interest in the Sand Dunes property (four shut-in wells, three productive wells, and one salt water disposal well). As a result of these sales, the Partnership has two remaining properties, one of which was shut-in at December 31, 2013. The Partnership, after careful evaluation, has decided it will not participate in any future operations on this property. The Partnership is responsible for plugging and abandonment costs, unless the Partnership interest is assumed by third parties interested in attempting to return the well to productive status through additional drilling and workover procedures. The sole producing property has an estimated remaining economic reserve life of 7 months, utilizing current prices, costs, and projected production volumes at December 31, 2013. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from the sole productive well will be significantly impacted by actual prices received subsequent to December 31, 2013, and by actual production volumes. Current projections indicate that subsequent to December 2013,  revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs.  Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs. Our independent registered public accounting firm’s opinion on our 2013 financial statements includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern.

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

These factors and the volatility of the energy markets make it extremely difficult to predict price movements. Also, crude oil and natural gas prices do not necessarily move in tandem. Declines in crude oil and natural gas prices would not only reduce revenues and cash flow available for distributions to partners, but could reduce the amount of crude oil and natural gas that can be economically produced from successful wells drilled by the Partnership, and, therefore, have an adverse effect upon financial condition, results of operations, crude oil and natural gas reserves, and the carrying value of the Partnership’s oil and gas properties. Approximately 88% of the Partnership’s estimated proved reserves were natural gas reserves at December 31, 2013. As a result, the Partnership’s financial results are more sensitive to fluctuations in natural gas prices.

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

You should not assume the present value of future net cash flows referred to in this Annual Report to be the current market value of our estimated crude oil and natural gas reserves. The estimated discounted future net cash flows from our proved reserves as of December 31, 2013 are based upon the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month prices and costs in effect at December 31, 2013. Actual current prices, as well as future prices and costs, may be materially higher or lower. Further, actual future net cash flows will be affected by factors such as the amount and timing of actual production, supply and demand for crude oil and natural gas, and changes in governmental regulations and tax rates.

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

The Partnership has a producing property located in the coastal region of Texas in Galveston County. This area is susceptible to extreme weather conditions, especially those associated with hurricanes. In the event of a hurricane and related storm activity, such as windstorms, storm surges, floods and tornados, Partnership operations in the region may be adversely affected. The occurrence of a hurricane or other extreme weather may harm or delay the Partnership’s operations or distribution of revenues, if any.

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

The Partnership only has nominal funds available for Partnership purposes unless there are revenues from Partnership operations.  Any future requirement for additional funding for development, operations, and asset retirements will have to come from the Partnership’s working capital or future revenues. Reef cannot assure the partners that Partnership operations will be sufficient to provide the Partnership with necessary additional funding.  Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs.

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

On March 12, 2013, the Partnership, along with Reef Oil & Gas income and Development Fund II, L.P., Reef Global Energy VI, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P. (collectively, the “Sellers”), sold, transferred, assigned, and conveyed all of their rights, title and interest in the Sand Dunes property in Eddy County, New Mexico effective as of March 1, 2013 to Penroc Oil Corporation for an aggregate purchase price to the Sellers of $100,000.  The Partnership received approximately $9,700 of the purchase price, net of fees associated with the sale.  The Sand Dunes property included eight wells, of which one had been converted into a salt water disposal well during 2010.  The Sand Dunes property accounted for approximately 5.7% of the Partnership’s total sales revenues during the year ended December 31, 2012. Prior to the sale, RELP had served as the operator of the eight successful developmental wells located on the Sand Dunes property.

As of December 31, 2013, one successful exploratory well and one successful developmental well in which the Partnership had an interest had been plugged and abandoned. Eight successful Cole Ranch wells were sold during 2011 and eight successful developmental wells were sold during 2013. Of the two remaining successful developmental wells, one is productive as of December 31, 2013 and one was shut-in during the last part of June 2013.  One unsuccessful workover procedure was performed on the shut-in well during August 2013, and a second unsuccessful workover procedure was performed on the well during November 2013. The well remains shut-in as of December 31, 2013. The Partnership intends not to participate in any future proposals relating to this well.

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

The estimated net proved crude oil and natural gas reserves at December 31, 2013, 2012, and 2011 are summarized below. The estimated quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects to recover in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

	Oil (BBL)	Gas (MCF)
Net proved reserves as of December 31, 2011	6,640	90,700
Net proved reserves as of December 31, 2012	920	19,000
Net proved reserves as of December 31, 2013	60	2,640

The standardized measure of discounted future net cash flows as of December 31, 2013, 2012, and 2011 is computed by applying the 12-month average beginning-of-month price for the year, costs, and legislated tax rates and a discount factor of 10% to net proved reserves.  The standardized measure of discounted future net cash flows does not purport to present the fair value of our crude oil and natural gas reserves.

Standardized measure of discounted future net cash flows as of December 31, 2011	$655,210
Standardized measure of discounted future net cash flows as of December 31, 2012	$55,310
Standardized measure of discounted future net cash flows as of December 31, 2013	$3,300

During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized property impairment expense of proved properties totaling $10,076, $257,699, and $0, respectively, as a result of the net capitalized costs of proved oil and gas properties exceeding the sum of estimated future net revenues from proved reserves, using the methodologies described above.

Qualifications of Technical Persons and Internal Controls Over the Reserves Estimation Process

The Partnership used an independent petroleum engineering firm, Forrest A. Garb & Associates, Inc., (“FGA”) of Dallas, Texas, to prepare its December 31, 2013, 2012, and 2011 estimates of net proved crude oil and natural gas reserves.  FGA estimated reserves for all of our properties as of December 31, 2013, 2012, and 2011. The technical personnel responsible for preparing the reserve estimates at FGA meet the requirements regarding qualifications, independence, objectivity, and confidentiality set forth in the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. FGA is an independent firm of petroleum engineers and geologists. They do not own an interest in any of our properties, and are not employed on a contingent fee basis. FGA’s report was developed utilizing state reporting records and published production data purchased from third parties, and data provided by Reef.  Their reserve summary, which contains further discussions of the reserve estimates and evaluations, as well as the qualifications of FGA’s technical personnel responsible for overseeing their estimates and evaluations, is included as Exhibit 99.1 to this Annual Report.

Reef’s policies and practices regarding internal controls over the recording of reserves are structured to objectively and accurately estimate oil and gas reserve quantities and present values in compliance with SEC regulations and US Generally Accepted Accounting Principles (“GAAP”).

Reef maintains a staff of technical personnel who are well versed in the engineering evaluation computer programs and technology used and who provide well and production data to our independent petroleum engineering firm, FGA. Our accounting department accumulates historical production and pricing data and lease operating expenses for our wells, as well as the percentage interest owned by the Partnership, which is reviewed by our technical staff. Reserve estimates are prepared by FGA. Our technical staff and members of our accounting department meet regularly with FGA’s representatives to review properties and discuss methods and assumptions used in the preparation of their estimates. Mr. Jerald Sluder, Senior Reservoir Engineer for RELP, is primarily responsible for overseeing the preparation of reserve estimates by FGA.  Mr. Sluder has a B.S. in Petroleum Engineering, is a Registered Professional Engineer in the State of Texas and has over nineteen years of industry experience in oil and gas operations.  Mr. Sluder is an active member of the Society of Petroleum Engineers and of the Petroleum Engineers Club of Dallas. Any significant reserve changes are approved by Mr. Daniel C. Sibley, Chief Financial Officer and General Counsel of RELP, and Mr. Michael J. Mauceli, Chief Executive Officer of RELP.

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

ITEM 3.                                                LEGAL PROCEEDINGS

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Securities, Inc., Paul Mauceli, and multiple other Reef-sponsored ventures and limited partnerships, among others (collectively, “Defendants”). On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen (“Phalen”) filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef programs that either of them purchased. Rather, they each purchased their interests through an unaffiliated broker/dealer. On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs. Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), fraud, control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiffs have represented they are dismissing their theft claims. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract. Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships. Plaintiffs seek approximately $2.5 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs. Defendants intend to vigorously defend the lawsuit and may seek damages from plaintiffs. Defendants filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims. Following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connection with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA. On December 18, 2012, the Court heard Defendants’ Joint Motion to Sever and Stay Claims of Plaintiff Jaimie Davis and to Sever Claims of Plaintiff Robert Phalen, and on that same date, the Court granted the Motion. Accordingly, Jaimie Davis’s claims have been severed and stayed, and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court. Additionally, Robert Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. As to the remaining Plaintiffs in the Stevenson matter, trial has been set for July 14, 2014. The Defendants intend to vigorously defend against these claims.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 of the Audited Financial Statements presented in this Annual Report. The Partnership has reimbursed $16,046, $11,612, and $11,124, respectively, during the years ended December 31, 2013, 2012 and 2011.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in full a motion for partial summary judgment submitted by Plaintiffs.  The Partnership owns an interest in the well in question. However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The trial of the case concluded on March 11, 2014. It is expected that the judge will render his judgment in the near future, but due to other trial commitments, his judgment could be delayed for a few months.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit.

ITEM 4.                                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.                                                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of December 31, 2013, the Partnership had one managing general partner, and 886 non-Reef investor partners (“investor partners”). Reef holds a total of 48.620 general partner units and 1.423 limited partner units and the investor partners hold 922.361 limited partner units. No established trading market exists for the units.

Cash which, in the sole judgment of the managing general partner, is not required to meet the Partnership’s obligations is available for distribution to the partners in accordance with the Partnership Agreement. The Partnership began making cash distributions to the partners of interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs, in August 2006. Prior to September 30, 2013, cash distributions were distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners. As a result of the repurchase of units during 2013 (described below), the managing general partner will receive 0.13% of the 84.55% distributed to investor partners. The last cash distribution made to partners occurred in January 2013, when the Partnership made a cash distribution to investor partners from the Partnership’s fourth quarter 2012 cash flows. Current projections indicate that no funds will be available for future distribution to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement, operating and general and administrative costs.

Investor limited partner interests are transferable, subject to certain restrictions contained in the Partnership Agreement; however, no assignee of a unit in the Partnership can become a substituted partner without the written consent of both the transferor and Reef.

The Partnership has a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. As the managing general partner, Reef purchased 1.423 units of limited partner interest from investor partners under the Partnership’s unit repurchase program during 2013.

ITEM 6.                                                SELECTED FINANCIAL DATA

The following table sets forth selected financial data. The selected financial data presented below has been derived from the audited financial statements of the Partnership.

	As of and For the Years Ended December 31,
	2013	2012	2011	2010	2009

Revenue	$97,874	$303,660	$1,158,549	$1,521,877	$1,417,297
Interest income	—	4	84	204	1,447
Miscellaneous income	—	320	—	—	—
Costs and expenses	(185,100)	(695,694)	3,357,719	(1,153,515)	(1,784,765)
Net income (loss)	(87,226)	(391,710)	4,516,352	368,566	(366,021)

Allocation of net income (loss):
Managing general partner units	(99,452)	(23,157)	758,789	105,269	29,970
Limited partner units	12,226	(368,553)	3,757,563	263,297	(395,991)
Net income (loss) per managing general partner unit	(2,045.50)	(476.29)	15,606.52	2,165.13	616.41
Net income (loss) per limited partner unit	13.23	(398.96)	4,067.58	285.02	(428.66)

Total assets	74,026	252,330	755,741	1,438,351	1,704,660
Distributions to managing general partner	2,234	16,214	779,657	91,741	7,961
Distributions to investor partners	12,226	88,731	4,266,669	502,052	43,823
Distributions per limited partner unit	13.23	96.05	4,618.69	543.47	47.44
Distributions per managing general partner unit	45.95	333.48	16,035.73	1,886.89	163.73

Operating Data
Annual sales volume:
Gas (MCF)	9,443	21,442	50,796	96,722	140,623
Oil (BBL)	766	2,951	10,056	14,268	15,201

Average sales price:
Gas (per MCF)	$3.63	$2.67	$4.75	$5.02	$4.20
Oil (per BBL)	$82.93	$83.48	$91.19	$72.63	$54.42

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

Oil and Gas Properties

The Partnership follows the full cost method of accounting for oil and gas properties. Under this method, all direct costs and certain indirect costs associated with acquisition of properties and successful as well as unsuccessful exploration and development activities are capitalized. Depreciation, depletion, and amortization of capitalized oil and gas properties and estimated future development costs, excluding unproved properties, are based on the unit-of-production method using estimated proved reserves.  For these purposes, proved natural gas reserves are converted to barrels of oil equivalent (“BOE”) at a rate of 6 Mcf to 1 Bbl.

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized property impairment expense of proved properties totaling $10,076, $257,699, and $0, respectively. During the year ended December 31, 2013, the Partnership recognized gain of $90,357 related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $84,777 was attributable to the resulting reduction of asset retirement obligation. During the year ended December 31, 2011, the Partnership recognized gain of $4,254,098 related to the Partnership’s sale and disposition of all rights, title, and interest in the Cole Ranch Properties.

The estimate of proved crude oil and natural gas reserves used to determine property impairment expense, and also utilized in the Partnership’s disclosures of supplemental information regarding oil and gas producing activities, including the standardized measure of discounted cash flows, was prepared by an independent petroleum engineering firm, FGA, at December 31, 2013, 2012, and 2011, utilizing prices and costs as promulgated by the SEC. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of crude oil and natural gas that cannot be measured in an exact manner, and is based upon assumptions that may vary considerably from actual results. Accordingly, reserve estimates may be subject to upward or downward adjustments. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates, and such variances could be material.

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the years ended December 31, 2013 and 2012.

	2013	2012
Beginning asset retirement obligation	$114,454	$119,260
Accretion expense	905	19,845
Retirement related to sale of proved properties	(84,777)	—
Retirement related to property abandonment and restoration	(4,619)	(24,651)
Ending asset retirement obligation	$25,963	$114,454

Recognition of Revenue

The Partnership has entered into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenue is recognized based upon the metered volumes delivered to those purchasers each month. Any significant over or under balanced gas positions are disclosed in the financial statements. As of December 31, 2013, 2012 and 2011, the Partnership had no material gas imbalance positions.

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

The Partnership raised capital from the sale of Partnership units to investor partners and Reef, and used those funds for the purchase of working interests in prospects and for drilling and completion operations and administrative costs during its drilling phase of operations. The Partnership did not borrow funds during the drilling phase of operations, and interest income and crude oil and natural gas revenues from successful wells, net of operating and general and administrative costs, are distributed to the partners. The Partnership is allowed to borrow funds in accordance with the Partnership Agreement, or utilize cash flows from successful wells in order to conduct further development upon prospects initially purchased by and drilled on by the Partnership during the drilling phase of operations. The Partnership completed its drilling phase of operations during the first quarter of 2008. The Partnership does not plan to drill additional wells on any Partnership prospect, or to acquire additional prospects.

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

As of December 31, 2013 the successful exploratory well and one successful developmental well have been plugged and abandoned. Eight successful Cole Ranch wells were sold during 2011 and eight successful Sand Dunes wells were sold during 2013. Of the two remaining successful developmental wells, one is productive as of December 31, 2013 and one was shut-in during the last part of June 2013. One unsuccessful workover procedure was performed on the shut-in well during August 2013, and a second unsuccessful workover procedure was performed on the well during November 2013.  The well remains shut-in as of December 31, 2013. After careful evaluation, the Partnership intends not to participate in any future proposals relating to this well.

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

Please see Item 1A of this Annual Report for a list of risk factors that could impact the Partnership. The Partnership distributes to investors the net cash flow from interest income and crude oil and natural gas sales revenues from successful wells, less operating and general and administrative costs. The last cash distribution to partners occurred in January 2013. Current projections indicate that no funds will be available for future cash distributions to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement, operating and general and administrative costs.

The Partnership has negative working capital of $1,335 at December 31, 2013. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.  Current projections indicate that no funds will be available for future cash distributions to investor partners unless the Partnership has available cash after settling all remaining obligations of the Partnership, including asset retirement, operating and general and administrative costs.

Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash flows not be sufficient to settle Partnership obligations.

Results of Operations

Year ended December 31, 2013 compared to Year Ended December 31, 2012

The Partnership incurred a net loss of $87,226 for the year ended December 31, 2013. The net loss for the year ended December 31, 2013 includes a gain of $90,357 on the sale of the Sand Dunes property.  Excluding this gain resulting from the sale of the Sand Dunes property, the Partnership incurred a net loss of $177,583 for the year ended December 31, 2013 compared to a net loss of $391,710 for the year ended December 31, 2012.  Property impairment expense recorded during the second and third quarters of 2012, as well as depletion expense recorded during 2012 were the most significant causes of the larger net loss incurred during the year ended December 31, 2012. The declines in revenues, lease operating expenses, and production taxes during the year ended December 31, 2013 are the result of the sale of the Sand Dunes property, and shutting in the Rob L RA SUA CL&F #1 (“Gumbo II”) well in June 2013. Subsequent to June 2013, the Partnership has only one remaining productive well, the HBR A Big Gas Unit (“HBR A”) located in Galveston County, Texas.

On March 12, 2013, the Partnership completed the sale of the Sand Dunes property in Eddy County, New Mexico to Penroc Oil Corporation, effective March 1, 2013.  The Partnership recognized a gain related to this transaction of $90,357 during the year ended December 31, 2013, $84,777 of which was attributable to the resulting reduction of asset retirement obligation.

Partnership crude oil and natural gas production volumes declined on a BOE basis by 64.1% during the year ended December 31, 2013. The Partnership’s most significant well, the Gumbo II well, ceased producing and was shut-in during June 2013. Despite producing for less than half of the year, the well accounted for 47.3% of total BOE sold during the year. The Partnership paid its share of the expenses for two workover procedures during the second half of 2013 which attempted, unsuccessfully, to re-establish production from the Gumbo II well. After careful evaluation, the Partnership decided not to participate in any future procedures the well operator might propose for 2014. As a result, the Partnership will not own a share in any future production that could result from a successful attempt to restore production during 2014. The Partnership sold its interest in the Sand Dunes property effective March 1, 2013. The Sand Dunes property accounted for 1.2% of total BOE sold during 2013. The HBR A well sales totaled 183 BBL and 5,991 MCF, or 1,183 BOE during 2013, or 50.5% of total BOE sold. During 2012, the HBR A sales totaled 1,528 BOE.

The cessation of production from the Gumbo II well, the sale of the Sand Dunes property, and continuing production declines from the Partnership’s sole remaining well, the HBR A, caused total sales revenues to decrease by $205,786, or 67.8%, on a comparative period-to-period basis. The Partnership has not and is currently not engaged in commodity futures trading, hedging activities, or derivative financial instrument transactions for trading or other speculative purposes.  The Partnership sells a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership is at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices has a significant impact on the Partnership’s results of operations. At current production volume levels projections indicate that subsequent to December 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. The HBR A well has an estimated remaining economic reserve life of 7 months, utilizing current prices, costs, and projected production volumes at December 31, 2013.

Lease operating expenses decreased from $84,664 during the year ended December 31, 2012 to $66,234 during the year ended December 31, 2013. The 2013 operating expenses include approximately $6,900 expended in workover costs for two attempts to restore production from the Gumbo II well.  Production taxes declined proportionately in conjunction with the decline in sales revenues.

The Partnership incurred $30,508 of depletion, depreciation, and amortization expense and $10,076 of property impairment expense during the year ended December 31, 2013 compared to $171,180 of depletion, depreciation, and amortization expense and $257,699 of property impairment expense during the year ended December 31, 2012.  The decrease in depletion, depreciation, and amortization expense is due to the reduced depletable basis of the Partnership that resulted from the 2012 property impairment.  The impairment expense of $257,699 incurred during the year ended December 31, 2012 was the result of the reduction in the economic reserve life of the Gumbo II well, which reduced the Partnership’s economic recoverable reserves.

General and administrative costs increased from $140,046 incurred during the year ended December 31, 2012 to $160,119 incurred during the year ended December 31, 2013.  Decreased overhead charges from RELP were offset by increased professional services fees related to processing filings with the SEC, as well as increased legal fees.  The allocation of RELP’s overhead to the Partnership is a significant portion of general and administrative expenses, and is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $24,477 for the year ended December 31, 2012 to $10,167 for the year ended December 31, 2013, as decreased levels of activity for this Partnership caused decreases in the overall allocation factors used in the allocation of RELP’s overhead.

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

The Partnership share of production volumes from the two most significant wells in which the Partnership owns a working interest, the Gumbo II and the HBR A  wells, totaled 7,040 barrels of crude oil and 43,585 Mcf of natural gas, or 70.0% and 85.8% of Partnership production volumes, during the year ended December 31, 2011. During the year ended December 31, 2012, the Partnership share of production volumes from these two wells totaled 2,772 barrels of crude oil and 21,155 Mcf of natural gas, or 93.9% and 98.7% of Partnership production volumes, a volume drop of approximately 56.0% on a BOE basis. Beginning in August 2011, as water volumes associated with the production of the crude oil and natural gas from the Gumbo II well began to increase, the actual production volumes of crude oil and natural gas from the well began to decrease. The HBR A well has also experienced production declines as water volumes have increased. Production from existing Partnership wells will continue to decline in future quarters, and combined with the loss of all production from the Cole Ranch properties the Partnership previously sold, will lead to continuing declines in sales volumes in future periods. The economic life of the Partnership is dependent upon the lives of the most significant wells in which it participates. The current remaining economic reserve lives of the Gumbo II and HBR A wells are estimated to be approximately 11 and 23 months, respectively, using prices prepared in accordance with SEC rules and accounting standards and current costs.

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

Off-Balance Sheet Arrangements

The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structure finance or special purpose entities (SPEs), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As of December 31, 2013 and 2012, the Partnership was not involved in any unconsolidated SPE transactions or any other off-balance sheet arrangements.

Contractual Obligations Table

The Partnership has no obligations under non-cancelable agreements as of December 31, 2013.

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

Assuming the production levels we attained during the year ended December 31, 2013, a 10% change in the price received for our crude oil would have had an approximate $6,351 impact on our crude oil revenues, and a 10% change in the price received for our natural gas would have had an approximate $3,385 impact on our natural gas revenues.

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

Management Report on Internal Control Over Financial Reporting

Management of the Partnership is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992). Based on this evaluation under the framework in Internal Control — Integrated Framework, management of the Partnership concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2013.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Name	Age	Positions and Offices Held
Michael J. Mauceli	57	Manager of Reef Oil & Gas Partners GP, LLC; Chief Executive Officer of RELP
Daniel C. Sibley	62	Chief Financial Officer and General Counsel of RELP
David M. Tierney	61	Chief Financial Reporting Officer and Treasurer of RELP

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

Reef’s “partnership interest,” as described in the table above, refers only to its interest as managing general partner and does not include the interest Reef has as the result of its purchase of units in the Partnership, or the 1% interest Reef has as the result of its payment of 1% of all leasehold, drilling, and completion costs.  Reef received a 10% interest as managing general partner of the Partnership and a 1% interest as a result of Reef’s payment of 1% of all leasehold, drilling, and completion costs for a total of an 11% interest.  This 11% interest is not represented by partnership units.  Reef initially purchased 5.00% of the outstanding Partnership units (48.620 units). During 2013, Reef purchased 1.423 units of limited partnership interest under the terms of the Partnership’s unit repurchase program. The 50.043 units owned by Reef are 5.15% of the total outstanding units, and represent 4.58% of the 89% interest in the Partnership held by the unit holders. Reef has a total interest in the Partnership of 15.58%.

Reef received a management fee equal to 15% of the Partnership subscriptions exclusive of the units initially purchased by Reef. From this amount Reef paid all of the Partnership’s organization and offering costs, including sales commissions. The management fee was payable to Reef in two parts. Reef initially received an amount not to exceed 13.5% to cover actual sales commissions and actual organization and offering costs. The remainder of the management fee was paid to Reef from the net cash flow available for partner distributions, at a rate not to exceed $1 million per year. The total management fee owed Reef was $3,464,188. The Partnership recorded $3,414,188 of this amount as offering costs, and $50,000 as organization costs. Of the amount recorded as offering costs, $2,689,092 has been paid to Reef to cover actual sales commissions and organization and offering costs and $725,096 has been paid to Reef from net cash flows of the Partnership.

Reef is reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the years ended December 31, 2013, 2012 and 2011, the Partnership reimbursed Reef $23,116, $38,536, and $116,958, respectively, for administrative costs included as general and administrative expenses. The Partnership incurred no technical services costs capitalized as project costs during the years ended December 31, 2013, 2012, and 2011.

Operator fees are payable to RELP for the wells on the five prospects where RELP serves as operator.  RELP receives operator fees during the drilling and production phase of each well at the competitive rate in the geographical area where the well is located.  These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership and participating third party working interest owners in the well. During the years ended December 31, 2013, 2012 and 2011, the Partnership paid operating overhead fees totaling $2,140, $7,019, and $35,004, respectively, to RELP. As of December 31, 2013, RELP serves as operator for one Partnership prospect containing one productive well.

Compensation Committee

Because the Partnership has no directors, it does not have a compensation committee.

ITEM 12.                                         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2013 concerning all persons known by Reef to own beneficially more than 5% of the interests in the Partnership. Unless expressly indicated otherwise, each partner exercises sole voting and investment power with respect to the units beneficially owned.

Person or Group	Number of Units Beneficially Owned	Percent of Total Partnership Units Outstanding	Percentage of Total Partnership Interests Beneficially Owned
Reef Oil & Gas Partners, L.P. (1)	50.043	5.15%	4.58%
Reef Oil & Gas Partners, L.P. (1)	—	—	11.00%

(1) Reef Oil & Gas Partners, L.P.’s address is 1901 N. Central Expressway, Suite 300, Richardson, Texas 75080.

The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. In addition to this 11% interest not represented by Partnership units, Reef initially purchased 5% of the 972.404 Partnership units (48.620 units) and, during 2013 purchased 1.423 units (0.15%) of limited partner interest under the terms of the Partnership’s unit repurchase program. Therefore, Reef currently holds 5.15% of the 89% interest in the Partnership (4.58%) held by the unit holders.

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

ITEM 14.                                         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Partnership incurred professional audit and tax fees from its principal auditor BDO USA, LLP, as disclosed in the table below:

	2013	2012
Audit fees	$39,001	$49,741
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—

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

Date: March 27, 2014	REEF GLOBAL ENERGY VII, L.P.

	By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

	By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael J. Mauceli	Manager and Member of Reef Oil & Gas Partners, GP, LLC, the general partner of Reef Oil & Gas Partners, L.P., the Managing General Partner of the Partnership (Principal Executive Officer)	March 27, 2014
Michael J. Mauceli

/s/ Daniel C. Sibley	Chief Financial Officer and General Counsel of Reef Exploration, L.P. (Principal Financial and Accounting Officer)	March 27, 2014
Daniel C. Sibley

EXHIBIT INDEX

3.1(a)(i)		Certificate of Limited Partnership (incorporated by reference to Exhibit 3.1 to Form 8-A, SEC File No. 000-52540, as filed with the SEC on March 30, 2007).

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

23.2	*	Consent of Forrest A. Garb & Associates, Inc.

31.1	*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350.

32.2	*	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350.

99.1	*	Summary Reserve Report of Forrest A. Garb & Associates, Inc.

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

* Filed herewith

Reef Global Energy VII, L.P.

Financial Statements

Years Ended December 31, 2013, 2012, and 2011

Report of Independent Registered Public Accounting Firm

The Partners

Reef Global Energy VII, L.P.

Richardson, Texas

We have audited the accompanying balance sheets of Reef Global Energy VII, L.P. as of December 31, 2013 and 2012, and the related statements of operations, partnership equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Reef Global Energy VII, L.P. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1 to the financial statements, the Partnership has one producing property that has a limited estimated economic reserve life as of December 31, 2013. Future cash flows generated from this Partnership well will be significantly impacted by actual prices received subsequent to December 31, 2013 and by actual production volumes.  Current projections indicate that subsequent to December 31, 2013, revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. These and other factors raise substantial doubt about the Partnership’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

Dallas, Texas

March 27, 2014

Reef Global Energy VII, L.P.

Balance Sheets

December 31,	2013	2012

Assets

Current assets:
Cash and cash equivalents	$67,432	$159,415
Accounts receivable	3,294	3,300
Accounts receivable from affiliates	—	40,789
Total current assets	70,726	203,504

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,936,557 and $13,197,289	3,300	48,826
Net oil and gas properties	3,300	48,826

Total assets	$74,026	$252,330

Liabilities and partnership equity

Current liabilities:
Accounts payable	36,805	50,339
Accounts payable to affiliates	25,407	—
Current portion of asset retirement obligation	9,849	81,713
Total current liabilities	72,061	132,052

Long-term liabilities:
Asset retirement obligation	16,114	32,741
Total long-term liabilities	16,114	32,741

Commitments and contingencies (Note 5)

Partnership equity (deficit)
Limited partners	—	—
Managing general partner	(14,149)	87,537
Partnership equity (deficit)	(14,149)	87,537

Total liabilities and partnership equity (deficit)	$74,026	$252,330

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Operations

	For the Years Ended December 31,
	2013	2012	2011

Revenues:	$97,874	$303,660	$1,158,549

Costs and expenses:
Lease operating expenses	66,234	84,664	263,003
Production taxes	7,615	22,260	87,902
Depreciation, depletion and amortization	30,508	171,180	313,136
Property impairment	10,076	257,699	—
Accretion of asset retirement obligation	905	19,845	12,182
General and administrative	160,119	140,046	220,156
Gain on sale of oil and gas properties	(90,357)	—	(4,254,098)
Total costs and expenses	185,100	695,694	(3,357,719)

Income (loss) from operations	(87,226)	(392,034)	4,516,268

Other income:
Interest income	—	4	84
Miscellaneous income	—	320	—
Total other income	—	324	84

Net income (loss)	$(87,226)	$(391,710)	$4,516,352

Net income (loss) per limited partner unit	$13.23	$(398.96)	$4,067.58
Net income (loss) per managing general partner unit	$(2,045.50)	$(476.29)	$15,606.52

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Partnership Equity (Deficit)

	Limited partners		Managing general partner		Total
	Units	Amount	Units	Amount	Units	Amount
Balance at December 31, 2010	923.784	$966,390	48.620	$147,776	972.404	$1,114,166
Partner distributions	—	(4,266,669)	—	(779,657)	—	(5,046,326)
Net income	—	3,757,563	—	758,789	—	4,516,352
Balance at December 31, 2011	923.784	$457,284	48.620	$126,908	972.404	$584,192

Distribution amount per partnership unit		$4,618.69		$16,035.73

Balance at December 31, 2011	923.784	457,284	48.620	126,908	972.404	584,192
Partner distributions	—	(88,731)	—	(16,214)	—	(104,945)
Net loss	—	(368,553)	—	(23,157)	—	(391,710)
Balance at December 31, 2012	923.784	$—	48.620	$87,537	972.404	$87,537

Distribution amount per partnership unit		$96.05		$333.48

Balance at December 31, 2012	923.784	—	48.620	87,537	972.404	87,537
Partner distributions	—	(12,226)	—	(2,234)	—	(14,460)
Net income (loss)	—	12,226	—	(99,452)	—	(87,226)
Balance at December 31, 2013	923.784	$—	48.620	$(14,149)	972.404	$(14,149)

Distribution amount per partnership unit		$13.23		$45.95

See accompanying notes to financial statements.

Reef Global Energy VII, L.P.

Statements of Cash Flows

	For the Years Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$(87,226)	$(391,710)	$4,516,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	30,508	171,180	313,136
Property impairment	10,076	257,699	—
Accretion of asset retirement obligation	905	19,845	12,182
Gain on sale of oil and gas properties	(90,357)	—	(4,254,098)
Plugging and abandonment costs paid from ARO	(4,619)	(1,763)	—
Changes in operating assets and liabilities:
Accounts receivable	6	(3,282)	(18)
Accounts receivable from affiliates	40,789	89,698	83,721
Accounts payable	(13,534)	(1,950)	40,208
Accounts payable to affiliates	25,407	—	—
Net cash provided by (used in) operating activities	(88,045)	139,717	711,483

Investing Activities
Proceeds from sale of oil and gas properties	9,486	—	4,429,474
Property acquisition and development	1,036	—	(33,701)
Net cash provided by investing activities	10,522	—	4,395,773

Financing Activities
Partner distributions	(14,460)	(104,945)	(5,046,326)
Net cash used in financing activities	(14,460)	(104,945)	(5,046,326)

Net increase (decrease) in cash and cash equivalents	(91,983)	34,772	60,930
Cash and cash equivalents at beginning of period	159,415	124,643	63,713
Cash and cash equivalents at end of period	$67,432	$159,415	$124,643

Non-cash investing transactions
Asset retirement obligation reduction resulting from sale and disposition of proved properties	$84,777	$—	$205,026
Adjustment to property and asset retirement obligation	$—	$22,888	$—

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

The Partnership is a Nevada limited partnership formed under the Nevada Uniform Limited Partnership Act. Reef Oil & Gas Partners, L.P. (“Reef”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The managing general partner received a 10% interest in the Partnership as compensation for forming the Partnership, and also holds a 1% interest in the Partnership as a result of paying 1% of all leasehold, drilling and completion costs. This 11% interest is not represented by Partnership units. In addition, Reef purchased at inception 5% of the Partnership units and, therefore, holds 5% of the 89% interest in the Partnership (4.45%) held by the unit holders. The Partnership purchased working interests in exploratory and developmental drilling prospects and drilled oil and gas wells located onshore in the continental United States. Other partnerships formed as a part of this Program, as well as other partnerships managed by Reef also own interests in some of the prospects purchased by this Partnership. In instances where Reef-affiliated entities own a majority working interest in a prospect, wells drilled on that prospect may be operated by Reef Exploration, L.P. (“RELP”), an affiliate of the managing general partner. The Partnership does not operate in any other industry segment.

Upon completion of the Partnership’s drilling program in 2008, all general partner units held by investors other than the managing general partner were converted into limited partner units.

The Partnership has adopted a unit repurchase program. Under the terms of the program, the managing general partner is obligated to purchase up to 5% of the units in the Partnership per year during the period set forth in the Partnership Agreement, unless changes in oil and gas pricing meet certain criteria specified in the prospectus supplement, dated November 15, 2005. However, the managing general partner’s obligation to purchase units is limited to $500,000 per year in the aggregate for all partnerships previously or subsequently organized by the managing general partner or its affiliates. Reef purchased 1.423 units (0.15%) of limited partner interest from investor partners under the Partnership’s unit repurchase program during 2013. Reef did not repurchase any units in 2012 or 2011. As a result, effective July 1, 2013 Reef also holds 0.15% of the 89% interest in the Partnership (0.13%) represented by these units. At December 31, 2013, Reef has a total interest in the Partnership of 15.58%.

Under the terms of the partnership agreement, certain income and expense items are allocated differently between the managing general partner and the investor partners. Allocations of income and expense to the managing general partner and investor partners are made quarterly based upon the number and type of partnership units held at the end of the quarter.

Organization and offering costs are allocated 100% to investor partners, as the managing general partner purchases its units net of the 15% fee for organization and offering costs. Quarterly cash distributions to partners, if any, are based upon the number and type of partnership units held at the close of the prior quarter.  Prior to September 30, cash distributions to partners of the net cash flow from interest income and crude oil and natural gas sales revenues, less operating and general and administrative costs were distributed 15.45% to the managing general partner (based upon the 11% interest not represented by units and the 4.45% interest represented by Partnership units) and 84.55% to investor partners As a result of its repurchase of units during 2013, the managing general partner receives 0.13% of the 84.55% distributed to investor partners for all distributions, if any, paid subsequent to September 30, 2013.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Going Concern

The accompanying financial statements have been prepared assuming the Partnership is a going concern, which assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

During 2011, the Partnership sold its interest in the Cole Ranch property (eight productive wells located in Glasscock, Texas), and during the first quarter of 2013, the Partnership sold its interest in the Sand Dunes property (four shut-in wells, three productive wells, and one salt water disposal well). As a result of these sales, the Partnership has two remaining properties, one of which was shut-in at December 31, 2013 and which will either be plugged and abandoned or taken over by third parties interested in attempting to return the well to productive status through additional drilling and workover procedures in which the Partnership will not consent to participate. The sole producing property has an estimated remaining economic reserve life of 7 months, utilizing current prices, costs, and projected production volumes at December 31, 2013. The Partnership has no plans to drill additional wells. The Partnership also has no plans to engage in commodity futures trading or hedging activities. Finally, the estimated economic reserve life of Partnership wells is computed based upon operating revenues and costs and does not consider Partnership general and administrative costs. Future cash flows generated from the sole productive well will be significantly impacted by actual prices received subsequent to December 31, 2013, and by actual production volumes. Current projections indicate that subsequent to December 31, 2013,  revenues generated from crude oil and natural gas sales will not be sufficient to cover operating expenses and general and administrative costs. These factors raise substantial doubt about the ability of the Partnership to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Partnership be unable to continue as a going concern. The managing general partner is considering its options related to the Partnership, including the possible sale of marketable assets, as a result of these declining cash flows.

Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership during 2014 should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the years ended December 31, 2013, 2012, and 2011, the Partnership recognized property impairment expense of proved properties totaling $10,076, $257,699, and $0, respectively. During the year ended December 31, 2013, the Partnership recognized gain of $90,357 related to the Partnership’s sale of the Sand Dunes property.  Of the recognized gain, $84,777 was attributable to the resulting reduction of asset retirement obligation. During the year ended December 31, 2011, the Partnership recognized gain of $4,254,098 related to the Partnership’s sale and disposition of the Cole Ranch property.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at December 31, 2013, 2012, and 2011 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and current costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows. The Partnership’s proved reserve information included in this report was based upon evaluations prepared by an independent petroleum engineering firm.

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

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the years ended December 31, 2013 and 2012.

	2013	2012
Beginning asset retirement obligation	$114,454	$119,260
Accretion expense	905	19,845
Retirement related to sale of proved properties	(84,777)	—
Retirement related to property abandonment and restoration	(4,619)	(24,651)
Ending asset retirement obligation	$25,963	$114,454

Recognition of Revenue

The Partnership enters into sales contracts for disposition of its share of crude oil and natural gas production from productive wells. Revenues are recognized based upon the Partnership’s share of metered volumes delivered to its purchasers each month. The Partnership had no material gas imbalances at December 31, 2013, 2012, and 2011.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of Federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

As of December 31, 2013, the tax basis of the Partnership’s assets exceeds the financial reporting basis of the assets by approximately $3.5 million, primarily due to the difference between property impairment costs deducted for financial reporting purposes and intangible drilling costs deducted for income tax purposes.

Accounting for Uncertainty in Income Taxes

The Financial Accounting Standards Board (“FASB”) provides guidance on accounting for uncertainty in income taxes. This guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

Based on the Partnership’s assessment, there are no material uncertain tax positions as of December 31, 2013 and 2012.  The Partnership is subject to examination of income tax filings in the U.S. and various state jurisdictions for the years ended December 31, 2013 and 2012.  The Partnership has not been subjected to any audits by the Internal Revenue Service for these periods.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash, accounts receivable, accounts receivable from affiliates, accounts payable, and accounts payable to affiliates approximates their carrying value due to their short-term nature.

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

3. Transactions with Affiliates

The Partnership has no employees. RELP employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the years ended December 31, 2013, 2012, and 2011 the Partnership incurred administrative costs totaling $23,116, $38,536, and $116,958, respectively. The Partnership incurred no technical services costs during the years ended December 31, 2013, 2012, and 2011. Administrative costs are included as general and administrative expenses on the statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At December 31, 2013, the Partnership owed RELP $25,407 for joint interest and general and administrative charges processed in excess of net revenues. At December 31, 2012, RELP owed the Partnership $40,789 for net revenues processed in excess of joint interest and general and administrative charges.  The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis.

If an affiliate of Reef serves as operator of a Partnership prospect, then operator fees are payable to the affiliate. Under such circumstances, such affiliate receives fees at the competitive rate in the geographical area where the prospect is located during the drilling and production phase of operations. These fees are charged as a monthly fee per well as agreed to in an operating agreement signed by the Partnership as well as outside third party working interest owners in the well. During the years ended December 31, 2013, 2012, and 2011, the Partnership paid operating overhead fees totaling $2,140, $7,019, and $35,004 to RELP, respectively.

The Partnership reimbursed to Reef legal fees totaling $16,046 and $11,612, respectively, during the years ended December 31, 2013 and 2012 pertaining to the ongoing “Stevenson” litigation matter described in Note 5 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved on a quarterly basis.

4. Major Customers

The Partnership sells crude oil and natural gas on credit terms to refiners, pipelines, marketers, and other users of petroleum commodities. Revenues are received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. During the year ended December 31, 2013, one operator and one marketer accounted for 54.8% and 40.9% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2012, one operator and one marketer accounted for 79.9% and 14.4% of the Partnership’s crude oil and natural gas revenues, respectively. During the year ended December 31, 2011, one operator and one marketer accounted for 63.9% and 27.5% of the Partnership’s crude oil and natural gas revenues, respectively.  Due to the competitive nature of the market for purchase of crude

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

oil and natural gas, the Partnership does not believe that the loss of any particular purchaser would have a material adverse impact on the Partnership.

5. Commitments and Contingencies

On August 26, 2010, Frank Stevenson (“Stevenson”) filed a lawsuit, styled Stevenson v. Wayne Kirk, Michael J. Mauceli, Reef Global Energy Ventures II, et al., Cause No. 10-10647, in the 191st Judicial District Court, Dallas County, Texas. The suit also names as defendants Reef Securities, Inc., Paul Mauceli, and multiple other Reef-sponsored ventures and limited partnerships, among others (collectively, “Defendants”). On September 22, 2010, via Plaintiffs’ First Amended Original Petition, James and Carol Estle (the “Estles”) and Nancy Dykes Thurmond Antolic (“Antolic”) joined the suit as additional plaintiffs. On January 27, 2011, Donna Stevenson (Frank Stevenson’s spouse) and Jaime Davis (“Davis”) joined the suit as additional plaintiffs (Stevenson, Estles, Antolic, and Davis are collectively referred to as “Plaintiffs”) via Plaintiffs’ Second Amended Original Petition. On September 19, 2012, Robert C. Phalen (“Phalen”) filed an Original Petition in Intervention in the case, alleging the same claims as the other Plaintiffs. With respect to Davis’s and Phalen’s claims, specifically, Reef Securities, Inc. did not offer or sell the interests in the Reef programs that either of them purchased. Rather, they each purchased their interests through an unaffiliated broker/dealer. On January 24, 2012, Plaintiffs filed their Sixth Amended Petition, by which Plaintiffs allege that, collectively, they are seeking in excess of $2.5 million in compensatory damages as well as exemplary damages, attorneys’ fees, pre- and post-judgment interest, and costs. Plaintiffs assert claims of misrepresentations and omissions under the Texas Securities Act (“TSA”), fraud, control person liability under the Texas Securities Act, breach of fiduciary duty, breach of contract, civil theft, negligent misrepresentation, and fraudulent concealment. Plaintiffs have represented they are dismissing their theft claims. Plaintiff Davis asserts against defendant Reef Oil & Gas Income and Development Fund, L.P. a claim for tortious interference with an existing contract. Defendants believe Plaintiffs’ claims are meritless because, among other things, in connection with each Reef program in which Plaintiffs participated, each Plaintiff received offering documents that thoroughly disclosed all material facts and risks associated with participation in such programs, particularly the fact that no guarantees or promises could be made or relied upon. Plaintiffs also claim that Defendants misallocated costs, expenses and deductions among unidentified Reef-sponsored ventures and limited partnerships. Plaintiffs seek approximately $2.5 million as actual damages, $620,000 as exemplary damages, as well as attorneys’ fees, pre- and post-judgment interest, and costs. Defendants intend to vigorously defend the lawsuit and may seek damages from plaintiffs. Defendants filed Motions for Partial Summary Judgment seeking the dismissal of certain of Plaintiffs Stevenson, Estles, and Antolic’s claims. Following Defendants’ filing of their Motions for Summary Judgment, by filing their Sixth Amended Petition, Plaintiffs dismissed their claims for rescission under the TSA for failure of Defendants to register under the TSA, control person liability under the TSA in connection with such registration claims, and a majority of Plaintiffs’ fraud claims under the TSA. On December 18, 2012, the Court heard Defendants’ Joint Motion to Sever and Stay Claims of Plaintiff Jaimie Davis and to Sever Claims of Plaintiff Robert Phalen, and on that same date, the Court granted the Motion. Accordingly, Jaimie Davis’s claims have been severed and stayed, and are now pending under Cause of Action No. DC-13-00527 in the Dallas County District Court. Additionally, Robert Phalen’s claims have been severed and are now pending under Cause of Action No. DC-13-00528. As to the remaining Plaintiffs in the Stevenson matter, trial has been set for July 14, 2014. The Defendants intend to vigorously defend against these claims.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On December 22, 2011, TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor (the “Plaintiffs”) filed a lawsuit styled TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, in the 127th Judicial District Court of Harris County, Texas.  On July 11, 2012, Plaintiffs filed a First Amended Petition whereby they added Reef Global Energy V, L.P., Reef Global Energy VI, L.P., and Reef Global Energy VII, L.P. as additional defendants (Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants”). In their Petition, Plaintiffs assert claims for alleged breaches of contracts in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas.  Plaintiffs seek compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. On March 26, 2013, the court granted in part a motion for summary judgment submitted by the Reef Defendants and denied in

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

full a motion for partial summary judgment submitted by Plaintiffs.   The Partnership owns an interest in the well in question. However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question.  If the Plaintiffs were successful, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The trial of the case concluded on March 11, 2014. It is expected that the judge will render his judgment in the near future, but due to other trial commitments, his judgment could be delayed for a few months.

No accrual has been recorded as of December 31, 2013 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. Due to our determination of the nature of the Partnership’s leasehold interest, as described above, the Partnership has received a refund of a portion of the expenses that it incurred in this lawsuit.

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

Due to the net loss incurred during the year ended December 31, 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position.  All losses in excess of this limitation are allocated to the managing general partner.

As the managing general partner, Reef purchased 1.423 units of limited partner interest from investor partners under the Partnership’s unit repurchase program during 2013.

Reef exclusively manages and controls all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

7. Subsequent Event

In early November 2013, following a second unsuccessful workover attempt to restore production from a well shut-in during June 2013, the Partnership, after careful evaluation, decided not to participate in any future procedures the well operator might propose during 2014. The operator subsequently proposed to deepen the well, and the Partnership non-consented their proposal. During January 2014, the operator found third parties to assume the interest previously owned by the Partnership, and moved a rig onto the well with the intent to deepen the well. As a result of these operations, the Partnership no longer owns an interest in the well, and has been relieved of its obligation to plug and abandon the well. The Partnership has removed its asset retirement obligation totaling $9,849 during the first quarter of 2014.

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

8. Supplemental Information on Oil & Natural Gas Exploration and Production Activities

(unaudited)

Capitalized Costs

The following table presents the Partnership’s aggregate capitalized costs relating to oil and gas activities at the end of each of the years indicated:

December 31,	2013	2012	2011

Oil and natural gas properties:
Proved properties	$12,939,857	$13,246,115	$13,246,115
	12,939,857	13,246,115	13,246,115
Less:
Accumulated depreciation, depletion and amortization	(2,386,439)	(2,657,247)	(2,463,179)
Property impairment	(10,550,118)	(10,540,042)	(10,282,343)
Total	$3,300	$48,826	$500,593

Costs Incurred

The following table sets forth costs incurred in oil and gas exploration and development activities during the years ended December 31, 2013, 2012, and 2011:

	2013	2012	2011

Oil and natural gas properties:
Exploration	$—	$—	$(1,809)
Development	(1,036)	—	35,510
Total	$(1,036)	$—	$33,701

Results of Operations

The following table sets forth results of operations from oil and gas producing activities for the years ended December 31, 2013, 2012, and 2011.

	2013	2012	2011

Oil and gas producing activities:
Oil sales	$63,552	$246,317	$917,019
Natural gas sales	34,322	57,343	241,530
Production expenses	(73,849)	(106,924)	(350,905)
Accretion of asset retirement obligation	(905)	(19,845)	(12,182)
Depreciation , depletion and amortization	(30,508)	(171,180)	(313,136)
Property impairment expense	(10,076)	(257,699)	—
Results of operations from producing activities	$(17,464)	$(251,988)	$482,326

Depletion rate per BOE	$13.04	$26.24	$16.91

BOE = Barrels of Oil Equivalent (6 MCF equals 1 BOE)

Crude Oil and Natural Gas Reserves

Net Proved Developed Reserve Summary

The reserve information presented below is based upon estimates of net proved reserves that were prepared by the independent petroleum engineering firm Forrest A. Garb & Associates, Inc., as of December 31, 2013, 2012 and 2011.  A copy of the Forrest A. Garb & Associates summary reserve report is included as Exhibit 99.1 to this

Reef Global Energy VII, L.P.

Notes to Financial Statements (continued)

Annual Report.  Proved crude oil and natural gas reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be economically recoverable in future years from known reservoirs under existing economic conditions, operating methods and governmental regulations (i.e. prices and costs as of the date the estimate is made).  Proved developed reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.  At December 31, 2013, all of the Partnership’s reserves are classified as proved developed reserves.  All of the Partnership’s reserves are located in the United States.

The following table sets forth changes in estimated net proved developed crude oil and natural gas reserves for the years ended December 31, 2013, 2012, and 2011.

	Oil (BBL) (1)	Gas (mcf)	BOE (2)
Net proved reserves for properties owned by the Partnership
Reserves at December 31, 2010	47,700	231,180	86,230
Reserves sold	(32,473)	(74,438)	(44,880)
Revisions of previous estimates	1,469	(15,246)	(1,071)
Production	(10,056)	(50,796)	(18,522)
Reserves at December 31, 2011	6,640	90,700	21,757

Revisions of previous estimates	(2,769)	(50,258)	(11,146)
Production	(2,951)	(21,442)	(6,524)
Reserves at December 31, 2012	920	19,000	4,087

Reserves sold	(100)	(238)	(140)
Revisions of previous estimates	6	(6,679)	(1,107)
Production	(766)	(9,443)	(2,340)
Reserves at December 31, 2013	60	2,640	500

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

For the years ended December 31, 2013, 2012, and 2011, calculations were made using average prices of $96.90, $94.68, and $95.84 per barrel of crude oil, respectively, and $3.67, $2.76, and $4.15 per MCF of natural gas, respectively. Prices and costs are held constant for the life of the wells; however, prices are adjusted by well in accordance with sales contracts, energy content quality, transportation, compression and gathering fees, and regional price differentials.

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

A 10% annual discount rate is used to reflect the timing of the future net cash flows relating to proved reserves.

December 31,	2013	2012	2011
Crude oil and natural gas properties owned by the Partnership:
Future cash inflows	$15,850	$148,640	$1,076,880
Future production costs	(12,490)	(90,140)	(324,970)
Future development costs	—	—	—
Future net cash flows	3,360	58,500	751,910
Effect of discounting net cash flows at 10%	(60)	(3,190)	(96,690)
Discounted future net cash flows	$3,300	$55,310	$655,220

Changes in the Standardized Measure of Discounted Future Net Cash flows Relating to Proved Crude Oil and Natural Gas Reserves

December 31,	2013	2012	2011
Crude oil and natural gas properties owned by the Partnership:
Standardized measure at beginning of period	$55,310	$655,220	$2,097,800
Extensions and discoveries
Net change in sales price, net of production costs	(20,131)	(254,621)	171,135
Revisions of quantity estimates	(7,797)	(150,827)	(28,147)
Net changes in estimated future development costs		—	—
Changes in production timing rates	(5,323)	(83,093)	(92,615)
Accretion of discount	5,531	65,522	209,780
Sales net of production costs	(23,120)	(176,891)	(795,462)
Sales of minerals in place	(1,170)	—	(907,271)
Net increase (decrease)	(52,010)	(599,910)	(1,442,580)
Standardized measure at end of year	$3,300	$55,310	$655,220