Form 10-Q
period 2014-03-31
Reef Global Energy VII, L.P.
filed 2014-05-13
CIK 1344530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

As of May 13, 2014, the registrant had 48.620 units of general partner interest and 1.423 units of limited partner interest held by the managing general partner, and 922.361 units of limited partner interest outstanding.

Reef Global Energy VII, L.P.

Form 10-Q Index

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy VII, L.P.

Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$38,671	$67,432
Accounts receivable	3,294	3,294
Total current assets	41,965	70,726

Oil and gas properties, full cost method of accounting:
Proved properties, net of accumulated depletion of $12,938,252 and $12,936,557	1,600	3,300
Net oil and gas properties	1,600	3,300

Total assets	$43,565	$74,026

Liabilities and partnership deficit

Current liabilities:
Accounts payable	$15,914	$36,805
Accounts payable to affiliates	43,843	25,407
Current portion of asset retirement obligation	16,114	9,849
Total current liabilities	75,871	72,061

Long-term liabilities:
Asset retirement obligation	—	16,114
Total long-term liabilities	—	16,114

Partnership deficit:
Limited partners	—	—
Managing general partner	(32,306)	(14,149)
Partnership deficit	(32,306)	(14,149)

Total liabilities and partnership deficit	$43,565	$74,026

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Operations

(Unaudited)

	For the three months ended March 31,
	2014	2013

Oil, gas and NGL sales	$8,999	$48,175

Costs and expenses:
Lease operating expenses	355	14,609
Production taxes	623	4,019
Depreciation, depletion and amortization	1,398	11,565
Property impairment	297	—
Accretion of asset retirement obligation	—	353
General and administrative	34,332	49,405
Gain on sale or disposition of oil and gas properties	(9,849)	(90,583)
Total costs and expenses	27,156	(10,632)

Income (loss) from operations	(18,157)	58,807

Net income (loss)	$(18,157)	$58,807

Net income per limited partner unit	$—	$49.73
Net income (loss) per managing general partner unit	$(373.45)	$264.71

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	For the three months ended March 31,
	2014	2013

Cash flows from operating activities
Net income (loss)	$(18,157)	$58,807
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Adjustments for non-cash transactions:
Depreciation, depletion and amortization	1,398	11,565
Property impairment	297	—
Accretion of asset retirement obligation	—	353
Gain on sale or disposition of oil and gas properties	(9,849)	(90,583)
Plugging and abandonment costs paid from asset retirement obligation	—	(42)
Changes in operating assets and liabilities:
Accounts receivable	—	6
Accounts receivable from affiliates	—	29,054
Accounts payable	(20,891)	145
Accounts payable to affiliates	18,436	—
Net cash provided by (used in) operating activities	(28,766)	9,305

Cash flows from investing activities
Proceeds from sale of oil and gas properties	—	9,712
Well equipment sales	5	594
Net cash provided by investing activities	5	10,306

Cash flows from financing activities
Partner distributions	—	(14,460)
Net cash used in financing activities	—	(14,460)

Net increase (decrease) in cash and cash equivalents	(28,761)	5,151
Cash and cash equivalents at beginning of period	67,432	159,415
Cash and cash equivalents at end of period	$38,671	$164,566

See accompanying notes to condensed financial statements (unaudited).

Reef Global Energy VII, L.P.

Notes to Condensed Financial Statements (unaudited)

March 31, 2014

1. Organization and Basis of Presentation

The condensed financial statements of Reef Global Energy VII, L.P. (the “Partnership”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. We have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”). The adjustments are normal and recurring. The following notes describe only the material changes in accounting policies, account details, or financial statement notes during the first three months of 2014. Therefore, please read these unaudited condensed financial statements and notes to unaudited condensed financial statements together with the audited financial statements and notes to financial statements contained in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “Annual Report”).  The results of operations for the three month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Partnership had two remaining properties at December 31, 2013, one of which was shut-in. During the first quarter of 2014, the Partnership transferred its working interest and associated asset retirement obligation in the shut-in well to other working interest owners interested in attempting to deepen the well. The Partnership declined to participate in the well deepening operation after having participated in two prior unsuccessful workover attempts to restore production in the third and fourth quarters of 2013. The Partnership’s sole remaining property at March 31, 2014 is productive, and has an estimated remaining economic reserve life of five months utilizing current prices, costs, and projected production volumes at March 31, 2014. The Partnership expects to plug and abandon or otherwise dispose of this property during 2014 and cease business operations. The Partnership has no plans to engage in commodity futures trading or hedging activities. Revenues generated from crude oil and natural gas sales are currently not sufficient to cover operating expenses and general and administrative costs, and are not expected to cover operating expenses and general and administrative subsequent to March 31, 2014. Reef Oil & Gas Partners, L.P. (“Reef”), as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash generated from crude oil and natural gas sales not be sufficient to settle all remaining asset retirement obligations and pay operating and general and administrative costs.

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

In applying the full cost method, the Partnership performs a quarterly ceiling test on the capitalized costs of oil and gas properties, whereby the capitalized costs of oil and gas properties are limited to the  sum of the estimated future net revenues from proved reserves using prices that are the preceding 12-month un-weighted arithmetic average of the first-day-of-the-month price for crude oil and natural gas held constant and discounted at 10%, plus the lower of cost or estimated fair value of unproved properties, if any. If capitalized costs exceed the ceiling, an impairment loss is recognized for the amount by which the capitalized costs exceed the ceiling, and is shown as a reduction of oil and gas properties and as property impairment expense on the Partnership’s statements of operations. The Partnership does not recognize gain or loss upon sale or disposition of oil and gas properties, unless such a sale would significantly alter the rate of depletion and amortization. During the three month period ended March 31, 2014, the Partnership transferred its working interest and associated asset retirement obligation in a shut-in well to other working interest owners interested in attempting to deepen the well. The Partnership recorded the disposition of its asset retirement obligation totaling $9,849 as a gain on disposition of oil and gas properties due to its significance to the Partnership’s rate of depletion. During the three month period ended March 31, 2013, the Partnership recognized a gain of $90,583 related to the Partnership’s sale of an oil and gas property, $84,777 of which was attributable to the reduction of the Partnership’s asset retirement obligation. During the three month periods ended March 31, 2014 and 2013, the Partnership recognized property impairment expense of proved properties of $297 and $0, respectively.

Estimates of Proved Oil and Gas Reserves

Estimates of the Partnership’s proved reserves at March 31, 2014 and December 31, 2013 are prepared and presented in accordance with SEC rules and accounting standards which require SEC reporting entities to prepare their reserve estimates using pricing based upon the un-weighted arithmetic average of the first-day-of-the-month commodity prices over the preceding 12-month period and end of period costs. Future prices and costs may be materially higher or lower than these prices and costs, which would impact the estimate of reserves and future cash flows.

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

The following table summarizes the Partnership’s asset retirement obligation (inclusive of the current portion) for the three month period ended March 31, 2014 and the year ended December 31, 2013.

	Three months ended	Year ended
	March 31, 2014	December 31, 2013
Beginning asset retirement obligation	$25,963	$114,454
Accretion expense	—	905
Retirement related to sale or disposition of proved properties	(9,849)	(84,777)
Retirement related to property abandonment and restoration	—	(4,619)
Ending asset retirement obligation	$16,114	$25,963

Fair Value of Financial Instruments

The estimated fair values for financial instruments have been determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, and accounts payable to affiliates approximates their carrying value due to their short-term nature.

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

3. Transactions with Affiliates

The Partnership has no employees. Reef Exploration, L.P. (“RELP”), an affiliate of Reef, the managing general partner of the Partnership, employs a staff including geologists, petroleum engineers, landmen and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses RELP for technical and administrative services at cost. During the three month periods ended March 31, 2014 and 2013, the Partnership incurred administrative costs totaling $6,574 and $7,750, respectively. The Partnership incurred no technical services costs during the three month periods ended March 31, 2014 and 2013. Administrative costs are included as general and administrative expenses on the condensed statements of operations.

RELP processes joint interest billings and revenue payments on behalf of the Partnership. At March 31, 2014, the Partnership owed RELP $43,843 for joint interest and general and administrative charges processed in excess of net revenues.  At March 31, 2013, RELP owed the Partnership $11,735 for net revenues processed in excess of joint interest and general and administrative charges. The cash associated with net revenues processed by RELP is normally received by RELP from oil and gas purchasers 30-60 days after the end of the month to which the revenues pertain. The Partnership settles its balances with Reef and RELP on at least a semi-annual basis.

Reef charged the Partnership legal fees totaling $4,587 and $3,483, respectively, during the three month periods ended March 31, 2014 and 2013 pertaining to the ongoing “Stevenson” litigation matter described in Note 4 below.  The partners who brought the lawsuit are partners in several Reef affiliates, including this Partnership, and their claims involve their participation in these partnerships, including this Partnership.  Pursuant to the Partnership Agreement of the Partnership, Reef is indemnified against litigation such as this, and the associated legal fees are being reimbursed to Reef by each of the partnerships involved. The $4,587 charged during the first quarter of 2014 is included on accounts payable to affiliates at March 31, 2014.

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

No accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On April 11, 2014, judgment was rendered in favor of the Reef Defendants and other defendants in regard to all claims made by the plaintiffs in the case of TEPCO, LLC  et al. v. Reef Exploration, L.P. et al. by the 127th Judicial District Court of Harris County, Texas. Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants.” The Court also found that the Reef Defendants were entitled to recover attorneys’ fees from the Plaintiffs. This lawsuit, which is styled as TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, was brought on December 22, 2011. After extensive summary judgment briefing in which the Reef Defendants prevailed on their motion in March 2013, the court tried the remaining issues on January 21, 22 and March 11, 2014. In their petition, Plaintiffs asserted claims for alleged breaches of contract in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas. Plaintiffs sought compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. The Partnership owns an interest in the well in question. However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question. If the Plaintiffs were successful on appeal, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The Reef Defendants have requested the Court to modify certain language in the judgment, after the resolution of which the Plaintiffs’ thirty day period to file a notice of appeal will commence. The Reef Defendants expect the Plaintiffs to appeal the court’s decision.

A reasonable estimate of a possible range of loss cannot be made. No loss accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable. Due to our determination of the nature of the Partnership’s leasehold interest, the Partnership has not been charged attorney fees related to this case, and would not be entitled to any portion of attorney fees which might ultimately be recovered from Plaintiffs.

5. Partnership Equity

As a result of losses incurred during 2012 and 2013, Partnership equity attributed to limited partnership interest has been reduced to zero.  In accordance with the partnership agreement, limited partners’ capital accounts cannot be reduced to a deficit position on the condensed balance sheet.  All losses in excess of this limitation are allocated to the managing general partner.

Reef purchased 1.423 units of limited partner interest from non-Reef investor partners under the Partnership’s unit repurchase program during 2013.

Information regarding the number of units outstanding and the net income (loss) per type of Partnership unit for the three month periods ended March 31, 2014 and 2013 is detailed below:

For the three months ended March 31, 2014

Type of Unit	Number of Units	Net loss	Net loss per unit
Managing general partner units	48.620	$(18,157)	$(373.45)
Limited partner units	923.784	—	$—
Total	972.404	$(18,157)

For the three months ended March 31, 2013

Type of Unit	Number of Units	Net income	Net income per unit
Managing general partner units	48.620	$12,870	$264.71
Limited partner units	923.784	45,937	$49.73
Total	972.404	$58,807

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

•                                     statements regarding the plans and objectives of Reef for future operations, including, without limitation, the uses of Partnership funds and the size and nature of the costs the Partnership expects to incur, the people and services the Partnership may employ, and the sale and/or disposition of Partnership assets;

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

Overview

Reef Global Energy VII, L.P. is a Nevada limited partnership formed to acquire, explore, develop and produce crude oil, natural gas, and natural gas liquids for the benefit of its investor partners. The Partnership’s primary purposes are to generate revenues from the production of crude oil and natural gas, distribute cash flow to investors, and provide tax benefits to investors. The Partnership purchased working interests in six developmental prospects and participated in the drilling of eighteen successful developmental wells and three unsuccessful developmental wells on those prospects. The Partnership purchased working interests in seven exploratory prospects and participated in the drilling of one successful exploratory well, six unsuccessful exploratory wells, and one successful developmental well on those prospects. As of March 31, 2014, one of the successful wells was productive, two have been plugged and abandoned, sixteen have been sold (including the eight wells on the Sand Dunes property described below), and one has been transferred to other working interest owners in exchange for assumption of the Partnership’s asset retirement obligation. The Partnership completed its drilling program during the second quarter of 2008, having participated in the drilling of twenty-nine wells using the original capital raised by the Partnership. There are no plans to drill any additional wells, or to utilize cash flow from successful wells in order to conduct further development upon prospects initially purchased by and drilled upon by the Partnership during the drilling phase of operations.

In this Quarterly Report, we use the term “successful” to refer to wells that are drilled, tested, and either capable of or actually producing in commercial quantities. We use the term “unsuccessful” to refer to wells that do not meet one or more of these criteria.

On March 12, 2013, the Partnership, along with Reef Oil & Gas income and Development Fund II, L.P., Reef Global Energy VI, L.P., Reef Global Energy VIII, L.P., and Reef Global Energy IX, L.P. (collectively, the “Sellers”), sold, transferred, assigned, and conveyed all of their rights, title and interest in the Sand Dunes property in Eddy County, New Mexico effective as of March 1, 2013 to Penroc Oil Corporation for an aggregate purchase price to the Sellers of $100,000.  The Partnership received approximately $9,700 of the purchase price, net of fees associated with the sale.  The Sand Dunes property includes eight wells, of which one had been converted into a salt water disposal well during 2010.  The Partnership recognized a gain of $90,583 during the three month period ended March 31, 2013 related to the sale of the Sand Dunes property due to its significance to the Partnership’s rate of depletion, $84,777 of which was attributable to the resulting reduction of the Partnership’s asset retirement obligation.

During the first quarter of 2014 the Partnership transferred its working interest and associated asset retirement obligation in the Gumbo II well to other working interest owners interested in attempting to deepen the Gumbo II well. The Partnership declined to participate in this deepening operation after having participated in two unsuccessful workover attempts to restore production in the third and fourth quarters of 2013. The Gumbo II well had been shut-in since June 2013. The Partnership recorded the disposition of its asset retirement obligation totaling $9,849 as a gain on disposition of oil and gas properties due to its significance to the Partnership’s rate of depletion.

The Partnership expects to plug and abandon or otherwise dispose of its sole remaining property during 2014, at which time the Partnership will be dissolved. Following such actions, Reef does not expect that Partnership cash will be sufficient to settle all remaining obligations of the Partnership, and expects that Reef will need to provide an additional capital contribution to the Partnership prior to dissolution. As a result, no further distributions to investor partners are expected in connection with the winding down of Partnership operations.

Liquidity and Capital Resources

The Partnership was funded with initial capital contributions totaling $24,127,769. Reef purchased 48.620 general partner units, or 5% of the total units sold, for $1,033,179. Investor partners purchased 741.001 units of general partner interest and 182.783 units of limited partner interest for $23,094,590. All units of general partner interest purchased by investor partners were converted to units of limited partner interest during 2008. Reef also contributed $202,585 in connection with its obligation to pay 1% of all leasehold, drilling, and completion costs. Organization and offering costs totaled $3,464,188, leaving capital contributions of $20,866,166 available for Partnership activities. The Partnership expended $21,574,409 on prospect and property acquisitions, drilling and completion costs in connection with its participation in the drilling of twenty-nine wells and expended $137,512 on general and administrative expenses during its drilling and completion phase of operations.  Expenditures in excess of Partnership capital were deducted from Partnership distributions. There are no plans to conduct any additional drilling on Partnership prospects. The most recent distribution of cash flow to investors occurred in January 2013. The Partnership does not operate in any other industry segment, and operates solely in the United States.

The Partnership has negative working capital of $33,906 at March 31, 2014. Subsequent to expending the initial available Partnership capital contributions on prospect acquisitions and drilling and completion costs of Partnership wells, the Partnership’s working capital consists primarily of cash flows from productive properties, which have been utilized to pay cash distributions to investors.

Reef does not expect that Partnership cash will be sufficient to cover all remaining obligations of the Partnership following the plugging and abandonment or other disposition of its sole remaining property. As a result, no further distributions to investor partners are expected in connection with the winding down of Partnership operations. Reef, as the Partnership’s managing general partner and sole general partner, will be required to provide additional capital contributions to the Partnership should working capital and future cash flows not be sufficient to settle Partnership obligations.

Results of Operations

The following is a comparative discussion of the results of operations for the periods indicated. It should be read in conjunction with the unaudited condensed financial statements and the related notes to the unaudited condensed financial statements included in this Quarterly Report.

The following table provides information about sales volumes and crude oil and natural gas prices for the periods indicated.

	For the three months ended March 31,
	2014	2013
Sales volumes:
Crude oil (Barrels)	29	431
Natural gas (Mcf)	1,201	3,813

Average sales prices received:
Crude oil (Barrels)	$96.97	$81.57
Natural gas (Mcf)	$5.12	$3.42

The estimated net proved crude oil and natural gas reserves at March 31, 2014 and 2013 are summarized below. The quantities of proved crude oil and natural gas reserves discussed in this section include only the amounts which the Partnership reasonably expects are recoverable in the future from known oil and gas reservoirs under the current economic and operating conditions. Proved reserves include only quantities that the Partnership expects to recover commercially using current prices, costs, existing regulatory practices, and technology. Therefore, any changes in future prices, costs, regulations, technology or other unforeseen factors could materially increase or decrease the proved reserve estimates.

Net proved reserves	Oil (Bbl)	Gas (Mcf)
March 31, 2014	40	1,630
March 31, 2013	580	14,640

Three months ended March 31, 2014 compared to the three months ended March 31, 2013

The Partnership incurred a net loss of $18,157 for the three month period ended March 31, 2014, compared to net income of $58,807 for the three month period ended March 31, 2013. The Partnership had a gain of $90,583 from the sale of the Sand Dunes property included in the results of operations for the three month period ended March 31, 2013, and a gain of $9,849 from the disposition of its working interest in the Gumbo II well included in the results of operations for the three month period ended March 31, 2014. Excluding these property sales and dispositions, the Partnership incurred a net loss of $28,006 for the three month period ended March 31, 2014 compared to a net loss of $31,776 for the three month period ended March 31, 2013. The Partnership experienced decreases in all areas of revenues and expenses during the three month period ended March 31, 2014 as a result of the sale of the Sand Dunes property in March 2013 and the cessation of production from the Gumbo II well that occurred in June 2013.

During the three month period ended March 31, 2013, the Sand Dunes and Gumbo II properties accounted for $36,371, or 75.5% of the total sales revenues of $48,175. These properties did not provide any sales revenue during the three month period ended March 31, 2014. Volumes from the Partnership’s sole remaining productive property, the HBR A Big Gas (“HBR A”) well, declined from 54 barrels of oil and 1,617 MCF of natural gas sold during the first quarter of 2013 to 29 barrels of oil and 1,201 MCF of natural gas sold during the first quarter of 2014. Production from the HBR A well will continue to decline in future quarters. Utilizing current prices, costs, and projected production volumes at March 31, 2014, the HBR A well has a remaining economic reserve life of five months. Revenues generated from the HBR A well are currently not sufficient to cover the Partnership’s operating expenses and general and administrative costs.

The Partnership expects that the HBR A well will be plugged and abandoned or otherwise disposed of during 2014 and that the Partnership will cease business operations.

General and administrative costs decreased from $49,405 incurred during the three month period ended March 31, 2013 to $34,332 incurred during the three month period ended March 31, 2014. The allocation of RELP’s overhead to the Partnership is based upon several factors, including the level of drilling activity, revenues, and capital and operating expenditures of each partnership managed by Reef compared to the total levels of all such partnerships. The administrative overhead charge to the Partnership decreased from $5,044 for the three month period ended March 31, 2013 to $656 for the three month period ended March 31, 2014. Professional services fees related to both the review and processing of filings with the SEC also declined as a result of the Partnership’s diminishing levels of activity.

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

Changes in Internal Controls

There have not been any changes in the Partnership’s internal controls over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

No accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable.  A reasonable estimate of a possible range of loss cannot be made. The Partnership is reimbursing Reef its share of the costs of defending this lawsuit as incurred and disclosed in Note 3 above.

On April 11, 2014, judgment was rendered in favor of the Reef Defendants and other defendants in regard to all claims made by the plaintiffs in the case of TEPCO, LLC  et al. v. Reef Exploration, L.P. et al. by the 127th Judicial District Court of Harris County, Texas. Reef Exploration, L.P., RCWI, L.P., Reef Global Energy V, L.P., Reef Global Energy VI, L.P. and Reef Global Energy VII, L.P. are collectively referred to as the “Reef Defendants.” The Court also found that the Reef Defendants were entitled to recover attorneys’ fees from the Plaintiffs. This lawsuit, which is styled as TEPCO, LLC, Kiawah Resources, LLC, Meritage Energy, LLC and Ralph S. O’Connor v. Reef Exploration, L.P., RCWI, L.P., El Paso E&P Company, L.P., and Anchor International of Texas LP, Cause No. 2011-76727, was brought on December 22, 2011. After extensive summary judgment briefing in which the Reef Defendants prevailed on their motion in March 2013, the court tried the remaining issues on January 21, 22 and March 11, 2014. In their petition, Plaintiffs asserted claims for alleged breaches of contract in regard to the drilling and operation of an oil and gas well located in Galveston County, Texas. Plaintiffs sought compensatory damages in an unspecified amount as well as attorneys’ fees, pre- and post-judgment interest, and costs. The Partnership owns an interest in the well in question. However, we have determined that the Partnership’s interest is a leasehold interest that should not be subject to the claims stated in this case.  The interests owned by the other defendants consist partly or entirely of non-consent interests under the Joint Operating Agreement with the Plaintiffs and represents leasehold interests owned by the Plaintiffs for which the plaintiffs declined to participate in the well in question. If the Plaintiffs were successful on appeal, and if we were not successful in getting the Partnership dismissed from the case due to the nature of its ownership interest in the well, the Partnership could be required to contribute its pro rata share to satisfy any judgment the Plaintiffs might receive.  The Reef Defendants have requested the Court to modify certain language in the judgment, after the resolution of which the Plaintiffs’ thirty day period to file a notice of appeal will commence. The Reef Defendants expect the Plaintiffs to appeal the court’s decision.

A reasonable estimate of a possible range of loss cannot be made. No loss accrual has been recorded as of March 31, 2014 as a loss is not believed to be probable. Due to our determination of the nature of the Partnership’s leasehold interest, the Partnership has not been charged attorney fees related to this case, and would not be entitled to any portion of attorney fees which might ultimately be recovered from Plaintiffs.

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

REEF GLOBAL ENERGY VII, L.P.

		By:	Reef Oil & Gas Partners, L.P.
Managing General Partner

		By:	Reef Oil & Gas Partners, GP, LLC,
its general partner

Dated:	May 13, 2014	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	May 13, 2014	By:	/s/ Daniel C. Sibley
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